Form 10QSB
period 1999-03-31
LOG ON AMERICA INC
filed 1999-06-04
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         05-04966586
            --------                                         -----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



                 3 Regency Plaza, Providence, Rhode Island 02903
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 453-6100
                                 --------------
              (Registrant's telephone number, including area code)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            [ ] Yes        [X] No

As of May 31, 1999, a total of 7,140,716 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

                  Balance Sheet as of  March 31, 1999 ....................... 3
                  Statements of Operations for the Three Months Ended
                    March 31, 1998 and 1999 ................................. 4
                  Statements of Cash Flows .................................. 5
                  Notes to Financial Statements ............................. 6

  Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations ................................................. 7

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings .........................................10
  Item 2.         Changes in Securities .....................................10
  Item 3.         Defaults in Senior Securities .............................10
  Item 4.         Submission of Matters to a Vote of Security Holders .......10
  Item 5.         Other Information .........................................10
  Item 6.         Exhibits and Reports on Form 8-K ..........................10

Signatures ..................................................................11

   The accompanying notes are an integral part of these financial statements.

                                     PART I
                              FINANCIAL INFORMATION

Item 1:           Financial Statements

                              LOG ON AMERICA, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                                                  March 31, 1999
                                                                  --------------
CURRENT ASSETS

   Cash                                                            $  220,113
   Accounts receivable, net ....................................       98,735

   Other current assets ........................................      213,481
                                                                   ----------
      TOTAL CURRENT ASSETS .....................................      532,329

PROPERTY & EQUIPMENT, net ......................................       86,142

OTHER ASSETS
   Goodwill, net ...............................................      226,105

   Notes receivable ............................................       90,688

   Other assets ................................................       18,291
                                                                   ----------
      TOTAL OTHER ASSETS .......................................      335,084
                                                                   ----------
TOTAL ASSETS ...................................................   $  953,555
                                                                   ==========

CURRENT LIABILITIES
   Note payable ................................................   $   15,039

   Accounts payable ............................................      430,563

   Accrued expenses ............................................       39,586
                                                                   ----------
    TOTAL CURRENT LIABILITIES ..................................      485,188


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares,
     4,610,716 issued and outstanding at March 31, 1999 ........       21,763

   Additional paid-in capital ..................................    1,056,688

   Accumulated deficit .........................................     (610,084)
                                                                   ----------
    TOTAL STOCKHOLDERS' EQUITY .................................      468,367
                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $  953,555
                                                                   ==========

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------    ------------

REVENUES
  Dial up ........................................   $    65,681    $    53,325
  Dedicated access service .......................       144,169         97,286
  Web services ...................................        25,285         19,263
  Other ..........................................         3,509             --
                                                     -----------    -----------
   Total Revenues ................................       238,644        169,874

OPERATING EXPENSES
  Communication and internet services ............       119,941         72,383
  General and administrative .....................       307,187        124,891
                                                      ----------    -----------
   Total Operating Expenses ......................       427,128        197,274
                                                     -----------    -----------
OPERATING LOSS ...................................      (188,484)       (27,400)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense ...............................          (280)           (60)
  Interest income ................................           743             --
                                                     -----------    -----------

                                                             463            (60)
                                                     -----------    -----------
NET LOSS .........................................   $  (188,021)   $   (27,460)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED LOSS PER SHARE ................     4,610,716      3,329,434
                                                     -----------    -----------
BASIC AND DILUTED LOSS PER COMMON SHARE ..........   $     (0.04)   $     (0.01)
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                   ------------------------------
                                                                                       1999            1998
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................   $(188,021)     $ (27,460)

  Adjustments:
    Stock issued for services ....................................................          --          1,578

    Stock issued for settlements of prior obligations ............................          --          7,588

    Notes receivable forgiven related to stock issuance ..........................          --         36,110

    Notes receivable officer forgiven ............................................       7,845             --

    Deprecation and amortization .................................................      19,336         18,870

    Bad debt provision ...........................................................       1,660             --

    Changes in:
      Accounts receivable ........................................................      (7,233)       (24,419)

      Other current assets .......................................................    (207,915)       (37,415)

      Other assets ...............................................................     (17,586)            --

      Accounts payable ...........................................................       1,988         17,869

      Accrued expenses ...........................................................       7,479         12,355

      Deferred revenue ...........................................................      (3,389)        23,965
                                                                                     ---------      ---------

        Total Adjustments ........................................................    (197,815)        56,501
                                                                                     ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES ............................................    (385,836)        29,041
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..........................................     (22,680)       (10,597)

  Payments on note receivable officer ............................................          --        (15,384)
                                                                                     ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES ............................................     (22,680)       (25,981)
                                                                                     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable .......................................................      (1,502)        (2,375)
                                                                                     ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................      (1,502)        (2,375)
                                                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH ..................................................    (410,018)           685

CASH BEGINNING OF YEAR ...........................................................     630,131             --
                                                                                     ---------      ---------

CASH END OF PERIOD ...............................................................   $ 220,113      $     685
                                                                                     =========      =========



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES: .........................................................      1999          1998
                                                                                     ---------      ---------
Details of acquisition
  Fair value of assets acquired ..................................................          --      $ 362,665
                                                                                     =========      =========


  Goodwill established ...........................................................          --      $ 125,739
                                                                                     =========      =========

  Liabilities assumed ............................................................          --      $ 488,404
                                                                                     =========      =========


   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Summary of Significant Accounting Policies

   A. Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. The financial statements at March 31, 1999 and for the three month periods ended March 31, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three month periods ended March 31, 1998 and 1999 are not necessarily indicative of results that may be expected for any future periods. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2.

   B. Earnings (Loss) Per Share

Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock ("Common Stock"), after giving consideration to shares subject to repurchase, outstanding during the period.

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

   C.  Subsequent Events

Effective April 22, 1999, the Company completed an initial public offering of its Common Stock. A total of 2,530,000 shares were issued at $10.00 per share; net proceeds to the Company were approximately $22,453,750 after payment of underwriting fees but before payment of related issue expenses.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto. Certain statements set forth below constitute "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

We are a Northeast regional Information/Internet service provider and competitive local exchange carrier. We have been providing on-line services, and related products, to individual and corporate clients since November 1992.

As an Internet service provider, we provide business and home Internet users with access to the Internet via a personal computer and modem or dedicated access line. This service is called dial-up access. We currently maintain a national dial-up Internet service throughout the Northeast. We have developed a base of corporate and institutional customers for our Internet services and have built the necessary network infrastructure for an Internet service network. A large part of our current operations is providing dedicated access lines for commercial accounts. Dedicated access lines are telecommunication lines which are used solely for a specific use, such as facsimile or Internet communication. In October 1998, we were approved as a competitive local exchange company in the State of Rhode Island. A competitive local exchange carrier is a company that provides local access lines as opposed to long-distance or other services. This allows us to send a telephone line into a home or business and enables us to provide a full range of local telecommunications services to our customers, such as Internet, voice, data and cable programming. Our clients include residential users, Internet services providers, wireless carriers and business, government and institutional end users. We intend to provide all of these services in selected cities with populations of 200,000 to 2,000,000.

Results of Operations

During the first quarter of 1999, our efforts were focused on the preparation and completion of a registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 9, 1999. Pursuant to this registration statement, we registered 2,530,000 shares of our common stock. This initial public offering was declared effective by the SEC on April 22, 1999 and we raised approximately $25,300,000 in gross proceeds thereby.

Three Months Ended March 31, 1999
versus Three Months Ended March 31, 1998
----------------------------------------

Revenues
--------

Our revenues are primarily comprised of dial-up, dedicated access service and web services. Revenues grew 40% from $169,873 to $238,643 for the three months ended March 31, 1999 as compared to the comparable period in 1998. Revenue growth performance is attributable to an increase in sales efforts, services offered and an aggressive marketing campaign in our local market, Rhode Island.

Dial-up

During the first quarter of 1999, our dial-up base in Rhode Island continued to expand. This was accomplished through cost-effective marketing campaigns. As a result, dial-up revenue grew from $53,325 to $65,681 for the three months ended March 31, 1999 as compared to the comparable period in 1998 for an increase of 23%.

Dedicated Access Service

During the first quarter of 1999, we increased our sales efforts for dedicated Internet access service. As a result revenues grew from $97,286 to $144,169 for the three months ended March 31, 1999 as compared to the comparable period in 1998 for an increase of 48%.

Web Services

During the first quarter of 1999, web site hosting and consulting continued to become more important to our new and existing customers as the popularity of the web increased as a business tool. As a result, web services revenue grew from $19,263 to $25,285 for the three months ended March 31, 1999 as compared to the comparable period in 1998 for an increase of 31%.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. Gross profit increased from $97,491 to $118,703 for an increase of 22% as compared to the comparable period in 1998.

Selling General, and Administrative Expenses

Selling, general, and administrative expenses increased from $124,891 to $307,187 for the three months ended March 31, 1999 for an increase of 146%. These increases were primarily attributed to increases in personnel cost related to an increase in the staff headcount, an increase in office expense, and additional equipment costs associated with the build out of our network backbone to accommodate increased usage of our network.

Net Loss

As a result of the previously mentioned factors, net loss grew from $27,460 to $188,021 for the three months ended March 31, 1998 and 1999, respectively.

Liquidity and Capital Resources

The development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include build-out costs such as the procurement, design, and construction of our connection points and metro service center locations in each market, as well as other costs that support our network design.

The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in the given market. Capital expenditures were nominal during the first quarter of 1999. We expect our capital expenditures to be substantially higher in future periods, arising primarily from payments of colocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

Our capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological, and competitive developments, or if

      - demand for our services or our anticipated cash flow from operations is less or more than expected;

      - our development plans or projections change or prove to be inaccurate;

      -     we engage in any acquisitions; or

      - we accelerate deployment of our network services or otherwise alter the schedule or targets of our rollout plan.

We intend to continue to expand our operations at a rapid pace and expect to continue to operate at a loss for the foreseeable future. The nature of expenses contributing to our future losses will include network and service costs in existing and new markets; legal, marketing, and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support the operational increases; and interest expense arising from financing our expenditures.

We have not paid any dividends to our shareholders and will not pay dividends for the foreseeable future.

Through March 31, 1999, we have financed our operations and market build-outs primarily from the sale of our common stock in 1998, for which we received approximately $1,250,000 in net proceeds. As of March 31, 1999, we had $220,113 in cash and investments and we had an accumulated deficit of $610,084.

Subsequent to the end of the first quarter, on April 22, 1999, we completed our initial public offering of common stock, from which we received $22,453,750 after payment of underwriting fees but before payment of related issue expense.

We anticipate, based upon our current plans and assumptions relating to operations, that the cash available following completion of this offering will be sufficient to satisfy our contemplated cash requirements for 12 months following completion of this offering.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessing to organize and properly address certain fields containing a two-digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, computer systems may be unable to accurately process certain date-based information.

We have implemented a Year 2000 program to ensure that our computer systems and applications will function properly beyond 1999. We have identified vendor and business partner software with which we electronically interact, or from which we purchase supplies, and have requested Year 2000 compliance certifications. We have received verbal assurances from those vendors and business partners that they and their respective suppliers are Year 2000 compliant. Although we believe all of our systems are and will be Year 2000 compliant, there can be no assurances that all of our vendors' and business partners' systems will be Year 2000 compliant. Our cost to comply with the Year 2000 initiative is not expected to be material.

In June 1998, we began converting our computer system to be Year 2000 compliant. As of December 15, 1998, all of our non-IT systems were compliant. As of March 31, 1999, we spent approximately $1,500 on our Year 2000 compliance efforts. This figure includes all labor and expenses.

                                     PART II
                                OTHER INFORMATION

Item 1:  Legal Proceedings

There are no legal proceedings pending or threatened against the Company.

Item 2:  Changes in Securities

Not Applicable

Item 3:  Defaults in Senior Securities

Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8K

      (1)   Exhibits:

            27.1  Financial Data Schedule

      (2)   Reports on Form 8-K: None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOG ON AMERICA, INC.

                                    By:  /s/  Kenneth M. Cornell
                                         -----------------------
Date: June 4, 1999                            Kenneth M. Cornell,
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)