Form 10QSB
period 1999-06-30
LOG ON AMERICA INC
filed 1999-08-12
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          05-04966586
-------------------------------                          --------------------
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

            /X/ Yes        / / No


As of August 6, 1999, a total of 7,647,383 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX


                                                                                            Page No.

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)

            Balance Sheet as of June 30, 1999 ..................................................  3

            Statements of  Operations  for the Three Months Ended and Six Months
              Ended June 30, 1998 and 1999 .....................................................  4

            Statements  of Cash Flows for the Six Months Ended June 30, 1998 and
              1999 .............................................................................  5

            Notes to Financial Statements ......................................................  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..  9

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings .................................................................. 13

  Item 2.   Changes in Securities .............................................................. 13

  Item 3.   Defaults in Senior Securities ...................................................... 13

  Item 4.   Submission of Matters to a Vote of Security Holders ................................ 13

  Item 5.   Other Information .................................................................. 13

  Item 6.   Exhibits and Reports on Form 8-K ................................................... 13


Signatures ..................................................................................... 14

   The accompanying notes are an integral part of these financial statements.

                                     PART I
                              FINANCIAL INFORMATION

Item 1: Financial Statements

                              LOG ON AMERICA, INC.
                                  BALANCE SHEET

                                   (unaudited)



CURRENT ASSETS                                                                              June 30, 1999
                                                                                            -------------
 Cash....................................................................................    $ 21,280,959

   Accounts receivable, net .............................................................         147,373

   Other current assets .................................................................         108,009
                                                                                             ------------
     TOTAL CURRENT ASSETS ...............................................................      21,536,341

PROPERTY & EQUIPMENT, net ...............................................................         545,062

OTHER ASSETS

   Goodwill, net ........................................................................         215,149

   Notes receivable .....................................................................         282,843

   Other assets .........................................................................          17,816
                                                                                             ------------
      TOTAL OTHER ASSETS ................................................................         515,808
                                                                                             ------------
TOTAL ASSETS ............................................................................    $ 22,597,211
                                                                                             ============

CURRENT LIABILITIES

   Note payable .........................................................................    $     13,512

   Accounts payable .....................................................................         526,775

   Accrued expenses .....................................................................         153,434

   Deferred revenue .....................................................................          59,251
                                                                                             ------------
      TOTAL CURRENT LIABILITIES .........................................................         752,972


STOCKHOLDERS' EQUITY

   Common stock, $.01 par value; authorized 20,000,000 shares, 7,140,716
     issued and outstanding at June 30, 1999 ............................................          47,063

   Additional paid-in capital ...........................................................      22,866,200

   Accumulated deficit ..................................................................      (1,069,024)
                                                                                             ------------
  TOTAL STOCKHOLDERS' EQUITY .............................................................      21,844,239
                                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................    $ 22,597,211
                                                                                             ============

   The accompanying notes are an integral part of these financial statements.

                                                       LOG ON AMERICA, INC.
                                                     STATEMENTS OF OPERATIONS
                                                           (unaudited)

                                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                                        1999           1998                1999              1998
                                                                  -----------------------------       -----------------------------
REVENUES

   Total Revenues ..........................................      $   245,267       $   176,973       $   483,911       $   346,847

OPERATING EXPENSES

  Communication and internet services ......................          123,284            80,764           243,225           153,147

  General and administrative ...............................          726,190           130,857         1,033,377           255,748
                                                                  -----------       -----------       -----------       -----------
   Total Operating Expenses ................................          849,474           211,621         1,276,602           408,895
                                                                  -----------       -----------       -----------       -----------
OPERATING LOSS .............................................         (604,207)          (34,648)         (792,691)          (62,048)
                                                                  -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSE)

  Interest expense .........................................             (597)              --               (877)              (60)

  Interest income ..........................................          145,863               --            146,605                --
                                                                  -----------       -----------       -----------       -----------
                                                                      145,266               --            145,728               (60)
                                                                  -----------       -----------       -----------       -----------
NET LOSS ...................................................      $  (458,941)      $   (34,648)      $  (646,963)      $   (62,108)
                                                                  ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARES USED IN COMPUTING
BASIC AND DILUTED LOSS PER SHARE ...........................        6,390,057         3,634,850         5,575,191         3,496,213
                                                                  -----------       -----------       -----------       -----------
BASIC AND DILUTED LOSS PER COMMON SHARE ....................      $      (.07)      $      (.01)      $      (.12)      $      (.02)
                                                                  ===========       ===========       ===========       ===========

                                                 LOG ON AMERICA, INC.
                                               STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                                                                    Six Months Ended June 30,
                                                                                             ---------------------------------------
                                                                                                 1999                       1998
                                                                                             ------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .....................................................................             $   (646,963)             $    (62,108)
  Adjustments:
    Stock issued for services ..................................................                       --                     1,578
    Stock issued for settlements of prior obligations ..........................                       --                     7,588
    Notes receivable forgiven related to stock issuance ........................                       --                    36,110
    Notes receivable officer forgiven ..........................................                   15,688                        --
    Deprecation and amortization ...............................................                   42,964                    37,890
    Bad debt provision .........................................................                    8,285                    (2,581)
    Changes in:
      Accounts receivable ......................................................                  (62,498)                  (14,771)
      Other current assets .....................................................                 (102,443)                   (2,804)
      Other assets .............................................................                  (17,111)                       --
      Accounts payable .........................................................                   98,200                    72,542
      Accrued expenses .........................................................                  135,129                    21,486
      Deferred revenue .........................................................                   42,062                     3,807
                                                                                             ------------              ------------
        Total Adjustments ......................................................                  160,276                   160,845
                                                                                             ------------              ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ............................                 (486,687)                   98,737
                                                                                             ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ........................................                 (494,270)                  (18,812)
  Issuance of notes receivable .................................................                 (200,000)                       --
  Payments on note receivable officer ..........................................                       --                   (85,940)
                                                                                             ------------              ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................................                 (694,270)                 (104,752)
                                                                                             ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ...........................................               25,300,000                        --
  Proceeds form note payable related party .....................................                       --                    12,000
  Issuance costs ...............................................................               (3,465,186)                       --
  Payments on note payable .....................................................                   (3,029)                   (5,545)
                                                                                             ------------              ------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES .....................................               21,831,785                     6,455
                                                                                             ------------              -------------
NET INCREASE IN CASH ...........................................................               20,650,828                       440
CASH BEGINNING OF PERIOD .......................................................                  630,131                        --
                                                                                             ------------              ------------
CASH END OF PERIOD .............................................................             $ 21,280,959              $        440
                                                                                             ============              ============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:                                                                         1999                      1998
                                                                                             ------------              ------------
Details of acquisition
  Fair value of assets acquired ................................................                       --              $    362,665
                                                                                             ============              ============
  Goodwill established .........................................................                       --              $    125,739
                                                                                             ============              ============
  Liabilities assumed ..........................................................                       --              $    488,404
                                                                                             ============              ============

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Summary of Significant Accounting Policies

   A. Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. The financial statements at June 30, 1999 and for the three and six month periods ended June 30, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and six month periods ended June 30, 1998 and 1999 are not necessarily indicative of results that may be expected for any future periods. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2.

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

                                             Three Month Period Ended                    Three Month Period Ended
                                                   June 30, 1999                              June 30, 1998

                                       Earnings      Weighted         EPS         Earnings       Weighted         EPS
                                                    Avg. Shares                                Avg. Shares
                                     ---------------------------------------------------------------------------------
Net loss as reported                 $ (458,941)                                $ (34,648)
                                     -------------                              --------------

Basic Earnings per Share:
   Loss available to
   Common Shareholders               $ (458,941)   6,390,057           $ (.07)  $ (34,648)     3,634,850        $ (.01)
                                     ---------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock Options                             --           --               --          --             --            --

Diluted Earnings Per Share:
  Loss available to
  Common Shareholders                $ (458,941)   6,390,057           $ (.07)  $ (34,648)     3,634,850        $ (.01)
                                     ---------------------------------------------------------------------------------


                                              Six Month Period Ended                      Six Month Period Ended
                                                   June 30, 1999                              June 30, 1998
                                     ---------------------------------------------------------------------------------

                                                        Weighted                                   Weighted        EPS
                                       Earnings        Avg. Shares       EPS          Earnings    Avg. Shares
                                     ---------------------------------------------------------------------------------
Net loss as reported                 $ (646,963)                                     $ (62,108)
                                     ----------                                      ----------

Basic Earnings per Share:
   Loss available to                 $ (646,963)      5,575,191        $ (.12)       $ (62,108)     3,496,213     $(.02)
   Common Shareholders
                                     ---------------------------------------------------------------------------------
Effect of dilutive securities:
   Stock Options                              --              --           --               --             --       --

Diluted Earnings Per Share:
  Loss available to                  $ (646,963)      5,575,191        $ (.12)       $ (62,108)     3,496,213     $(.02)
  Common Shareholders
                                     ---------------------------------------------------------------------------------

C. Subsequent Events


On August 3, 1999, we completed the acquisition of all the outstanding shares of cyberTours, Inc. in exchange for 506,667 shares of our Common Stock, valued at $15.00 per share or $7,600,000. Presented below is the Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1999 and June 30, 1998.


                                        LOG ON AMERICA, INC.
                        PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


                                                                      1999                  1998
                                                                 -----------------------------------
Revenue                                                          $    2,795,540         $  1,687,349

Operating Expenses                                                    4,839,212            2,771,010
                                                                 -----------------------------------
Operating Loss                                                       (2,043,672)          (1,083,661)
                                                                 -----------------------------------

Other income (expense)                                                   75,606             (33,427)

Benefit from income taxes                                                    --                  --

                                                                 -----------------------------------
Net loss                                                         $   (1,968,066)        $ (1,117,088)
                                                                 ===================================
Weighted average shares outstanding -- basic and diluted              6,081,858            4,002,880
                                                                 ===================================
Loss per common share -- basic and diluted                       $         (.32)        $      (0.28)
                                                                 ===================================

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

Overview

We are a Northeast Regional Competitive Local Exchange Carrier, "CLEC", and Information/Internet Service Provider, "IISP", offering local dial-tone, instate toll, long distance, high speed Internet access and cable programming solutions over traditional copper wire using DSL technology, to residential and commercial clients throughout the Northeast.

Our goal is to become a leading provider of a wide range of Internet, voice, data, video, and cable programming solutions in the Northeast. To accomplish this goal, we intend to develop, utilize and package our services for the residential and commercial marketplace at competitive prices.

To date, we have focused our efforts on high revenue, high margin commercial clients which enter into term contracts for service, generally 12 months in duration. We intend to utilize these relationships and begin cross-selling additional services as we roll out our high speed DSL backbone. We will utilize this backbone to offer high margin, value added telecommunication services. In our target market, the Northeast corridor, we will begin target marketing to both traditional dial-up and local dial tone customers, offering a wide array of services under one unified bill. We rely on service and performance to attract and retain our customers. We also provide equipment and security products to our commercial clients that enhance our understanding of their unique needs.

We employ the following marketing strategies: targeted direct marketing, development of brochures, tradeshow participation and print media. We have begun expanding our direct marketing sales team with the addition of a director of marketing, and a vice president of sales and will begin employing additional sales staff in the Northeast over the next 90 days.

On August 3, 1999, we completed the acquisition of all the outstanding shares of cyberTours, Inc. in exchange for 506,667 shares of our common stock valued at approximately $7,600,000.

Results of Operations

We completed our initial public offering on April 22, 1999, and we raised approximately $25,300,000 in gross proceeds thereby.

Pro Forma for Six Months Ended June 30, 1999 versus Six Months Ended June 30,
1998

Revenues

Our Pro Forma revenues are primarily comprised of dial-up services associated with cyberTours, Inc. which was acquired on August 3, 1999. Pro Forma revenues grew 66% from $1,687,349 to $2,795,540 for the six months ended June 30, 1999 as compared to the comparable period in 1998. Revenue growth is attributable to acquisitions and increased sales efforts, services offered, and an aggressive marketing campaign in both Rhode Island and Maine.

Operating Expenses

Our Pro Forma operating expenses increased from $2,771,010 to $4,839,212 for the six months ended June 30, 1999 for an increase of 75%. These increases were primarily attributed to increases in personnel costs related to increase in the staff headcount, an increase in marketing and sales costs, an increase in office expense, and the goodwill and customer lists associated with the cyberTours acquisition, and additional equipment costs associated with the buildout of our network backbone to accommodate increase usage of our network.

Net Loss

As a result of the previously mentioned factors, Pro Forma net loss grew from $1,117,088 to $1,968,066 for the six months ended June 30, 1998 and 1999, respectively.

Three Months Ended June 30, 1999 versus Three Months Ended June 30, 1998

Revenues

Our revenues are primarily comprised of dial-up, dedicated access service and web services. Revenues grew 39% from $176,973 to $245,267 for the three months ended June 30, 1999 as compared to the comparable period in 1998. Revenue growth performance is attributable to an increase in sales efforts, services offered and an aggressive marketing campaign in our local market, Rhode Island.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. Gross profit increased from $96,209 to $121,983 for an increase of 27% as compared to the comparable period in 1998.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased from $130,857 to $726,190 for the three months ended June 30, 1999 for an increase of 455%. These increases were primarily attributed to increases in personnel cost related to an increase in the staff headcount, an increase in marketing and sales costs, an increase in office expense, and additional equipment costs associated with the build out of our network backbone to accommodate increased usage of our network.

Other Income (Expense)

Other income and expense improved from $0 to $145,266 for the three months ended June 30, 1999. This increase is primarily due to the investment income earned on the proceeds from the initial public offering on April 22, 1999.

Net Loss

As a result of the previously mentioned factors, net loss grew from $34,648 to $458,941 for the three months ended June 30, 1998 and 1999, respectively.

Six Months Ended June 30, 1999
versus Six Months Ended June 30, 1998

Revenues

Our revenues are primarily comprised of dial-up, dedicated access service and web services. Revenues grew 40% from $346,847 to $483,911 for the six months ended June 30, 1999 as compared to the comparable period in 1998. Revenue growth performance is attributable to an increase in sales efforts, services offered and an aggressive marketing campaign in our local market, Rhode Island.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. Gross profit increased from $193,700 to $240,686, for an increase of 24% as compared to the comparable period in 1998.

Selling, General, and Administrative Expenses

General and administrative expenses increased from $255,748 to $1,033,377 for the six months ended June 30, 1999 for an increase of 304%. These increases were primarily attributed to increases in personnel cost related to an increase in the staff headcount, an increase in marketing and sales costs, an increase in office expense, and additional equipment costs associated with the build out of our network backbone to accommodate increased usage of our network.

Other Income (Expense)

Other income and expense increased from $(60) to $145,728 for the six months ended June 30, 1999. This increase is primarily due to the investment income earned on proceeds from the initial public offering on April 22, 1999.

Net Loss

As a result of the previously mentioned factors, net loss grew from $62,108 to $646,963 for the six months ended June 30, 1998 and 1999, respectively.


Liquidity and Capital Resources

The development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include build-out costs such as the procurement, design, and construction of our connection points and metro service center locations in each market, as well as other costs that support our network design.

The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in the given market. Capital expenditures were nominal during the second quarter of 1999. We expect our capital expenditures to be substantially higher in future periods, arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

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

Through June 30, 1999, we have financed our operations and market build-outs primarily from the sale of our common stock in 1998, for which we received approximately $1,250,000 in net proceeds, and through our April 22, 1999 initial public offering, for which we received $21,800,000 in net proceeds. As of June 30, 1999, we had $21,280,959 in cash equivalents and we had an accumulated deficit of $1,069,024.

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


In June 1998, we began converting our computer system to be Year 2000 compliant. As of December 15, 1998, all of our non-IT systems were compliant. As of June 30, 1999, we spent approximately $1,500 on our Year 2000 compliance efforts. This figure includes all labor and expenses.

                                     PART II
                                OTHER INFORMATION

Item 1: Legal Proceedings

There are no material legal proceedings pending or threatened against the Company.

Item 2: Changes in Securities

The Company filed a Registration Statement on SB-2, to register shares of its Common Stock in an initial public offering. The offering closed on April 22, 1999, resulting in the sale of all the 2,530,000 shares offered at an offering price of $10.00 per share (constituting aggregate gross proceeds of $25,300,000 for the account of the Company).

The managing underwriters of the offering were Dirks and Company.

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


                                 LOG ON AMERICA, INC.


                                 By: /S/ Kenneth M. Cornell
                                     ----------------------------------
Date: August 10, 1999                    Kenneth M. Cornell,
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)