Form 10QSB
period 1999-09-30
LOG ON AMERICA INC
filed 1999-11-09
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              05-0496586
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 3 Regency Plaza, Providence, Rhode Island 02903
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (401) 453-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        /X/ Yes     / / No

As of November 6, 1999, a total of 7,663,383 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX



                                                                                                       Page No.

PART I.           FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)
                  Balance Sheet as of  September 30, 1999 .................................................. 3
                  Statements of Operations for the Three Months Ended and Nine Months Ended
                    September 30, 1998 and 1999 ............................................................ 4
                  Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1999 ........... 5
                  Supplemental  Disclosure of Non Cash Investing and Financing Activities................... 6
                  Notes to Financial Statements ............................................................ 7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........... 9

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings ....................................................................... 14
  Item 2.         Changes in Securities ................................................................... 14
  Item 3.         Defaults in Senior Securities ........................................................... 14
  Item 4.         Submission of Matters to a Vote of Security Holders ..................................... 14
  Item 5.         Other Information ....................................................................... 14
  Item 6.         Exhibits and Reports on Form 8-K ........................................................ 14

Signatures ................................................................................................ 15

Item 1.  Financial Statements


                              LOG ON AMERICA, INC.
                                  BALANCE SHEET
                                   (unaudited)

CURRENT ASSETS                                                                    September 30, 1999
                                                                                  ------------------
   Cash and cash equivalents ...................................................    $ 18,890,649
   Accounts receivable, net.....................................................         563,583
   Other current assets.........................................................         245,197
                                                                                    ------------
     TOTAL CURRENT ASSETS.......................................................      19,699,429
                                                                                    ------------
PROPERTY & EQUIPMENT, net.......................................................       2,767,858

OTHER ASSETS
   Goodwill, net................................................................       3,039,748
   Customer lists, net..........................................................       6,570,000
   Non-competes, net............................................................         490,332
   Notes receivable.............................................................          74,999
   Other assets.................................................................          57,099
                                                                                    ------------
      TOTAL OTHER ASSETS........................................................      10,232,178
                                                                                    ------------
TOTAL ASSETS....................................................................    $ 32,699,465
                                                                                    ============
CURRENT LIABILITIES
   Line of credit...............................................................    $    725,000
  Current portion of capital lease..............................................         388,196
  Accounts payable..............................................................       1,311,755
  Accrued expenses..............................................................         267,577
  Deferred revenue..............................................................         983,447
                                                                                    ------------
   TOTAL CURRENT LIABILITIES....................................................       3,675,975

LONG TERM LIABILITIES
  Capital leases payable........................................................         662,145
                                                                                    ------------
   TOTAL LONG TERM  LIABILITIES.................................................         662,145
                                                                                    ------------
TOTAL LIABILITIES...............................................................       4,338,120
                                                                                    ------------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares,
   7,663,383 issued and outstanding at September 30, 1999.......................          52,288
  Additional paid-in capital....................................................      30,716,977
  Accumulated deficit...........................................................      (2,407,920)
                                                                                    ------------
   TOTAL STOCKHOLDERS' EQUITY...................................................      28,361,345
                                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $ 32,699,465
                                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                         LOG ON AMERICA, INC.
                                                       STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                          1999             1998                1999           1998
                                                     --------------------------------    -------------------------------
REVENUES
   Total Revenues................................      $ 1,198,446    $   204,457          $ 1,682,357    $   551,304
                                                       -----------    -----------          -----------    -----------

OPERATING EXPENSES
  Costs of revenue...............................          477,754         75,803              720,979        228,950
  Selling, general and administrative............        2,280,020        242,551            3,313,397        498,299
                                                       -----------    -----------          -----------    -----------
   Total Operating Expenses......................        2,757,774        318,354            4,034,376        727,249
                                                       -----------    -----------          -----------    -----------
OPERATING LOSS...................................       (1,559,328)      (113,897)          (2,352,019)      (175,945)
                                                       -----------    -----------          -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense...............................          (43,501)        (2,223)             (44,378)        (2,283)
  Other income...................................            8,170             --                8,170             --
  Interest income................................          255,765             --              402,370             --
                                                       -----------    -----------          -----------    -----------
                                                           220,434         (2,223)             366,162         (2,283)
                                                       -----------    -----------          -----------    -----------
NET LOSS.........................................      $(1,338,894)   $  (116,120)         $(1,985,857)   $  (178,228)
                                                       ===========    ===========          ===========    ===========

WEIGHTED AVERAGE COMMON
SHARES USED IN COMPUTING
BASIC AND DILUTED LOSS PER
SHARE ...........................................        7,467,557      4,028,755            6,222,179      3,708,770
                                                       -----------    -----------          -----------    -----------

BASIC AND DILUTED LOSS PER COMMON SHARE  ........      $     (0.18)   $     (0.03)         $     (0.32)   $     (0.05)
                                                       ===========    ===========          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                  LOG ON AMERICA, INC.
                                                STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      1999            1998
                                                                                 --------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................$ (1,985,857)     $ (178,228)
                                                                                 ------------      ----------
  Adjustments:
    Stock issued for services....................................................          --           4,392
    Stock issued for settlements of prior obligations............................          --          10,022
    Notes receivable forgiven related to stock issuance..........................          --          36,110
    Notes receivable officer forgiven............................................      23,534         (50,280)
    Deprecation and amortization.................................................     496,024          63,858
    Bad debt provision...........................................................      (1,030)         (8,459)
    Changes in:
      Accounts receivable........................................................    (220,576)        (19,432)
      Other current assets.......................................................    (236,186)         (3,194)
      Other assets..............................................................        2,121              --
      Accounts payable...........................................................    (305,019)         22,806
      Accrued expenses...........................................................     172,203         (11,165)
      Deferred revenue...........................................................     274,342         (12,553)
                                                                                 ------------      ----------
        Total Adjustments........................................................     205,413          32,105
                                                                                 ------------      ----------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.............................  (1,780,444)       (146,123)
                                                                                 ------------      ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..........................................  (1,524,386)        (26,389)
  Acquisition of assets less cash acquired.......................................    (210,210)             --
                                                                                 ------------      ----------
 NET CASH USED IN INVESTING ACTIVITIES...........................................  (1,734,596)        (26,389)
                                                                                 ------------      ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock.............................................  25,300,000         275,000
  Proceeds form note payable related party.......................................          --          (3,267)
  Issuance costs.................................................................  (3,465,186)             --
  Proceeds from line of credit...................................................     725,000              --
  Payments on capital lease......................................................     (63,983)             --
  Payments on long term debt.....................................................    (703,732)             --
  Payments on note payable.......................................................     (16,541)        (29,310)
                                                                                 ------------      ----------
 NET CASH PROVIDED BY  FINANCING ACTIVITIES......................................  21,775,558         242,423
                                                                                 ------------      ----------
 NET INCREASE IN CASH............................................................  18,260,518          69,911
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD...................................      630,131              --
                                                                                 ------------      ----------
CASH AND CASH EQUIVALENTS END OF PERIOD..........................................$ 18,890,649      $   69,911
                                                                                 ============      ==========

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES                                  1999           1998
                                                    ------------    ----------
Details of aquisitions (Note C)

  Fair value of assets acquired ................... $  1,499,191    $ 362,665
                                                    ============    =========

  Intangibles established ......................... $ 10,227,056    $ 125,739
                                                    ============    =========

  Liabilities assumed ............................. $  2,964,246    $ 488,404
                                                    ============    =========

  Equipment acquired under capital lease .......... $    185,991    $      --
                                                    ============    =========

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Summary of Significant Accounting Policies

A. Basis of Presentation


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. The financial statements at September 30, 1999 and for the three and nine month periods ended September 30, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and nine month periods ended September 30, 1998 and 1999 are not necessarily indicative of results that may be expected for any future periods. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2.


B. Earnings (Loss) Per Share


Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock ("Common Stock"), after giving consideration to shares subject to repurchase that are outstanding during the period.

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


                                            Three Month Period Ended September 30, 1999  Three Month Period Ended September 30, 1998
                                                           Weighted Avg.                                 Weighted Avg.
                                            Earnings          Shares           EPS        Earnings          Shares           EPS
                                            -------------------------------------------  -------------------------------------------
Net loss as reported....................... ($1,338,894)                                  ($116,120)
                                             ----------                                    --------
Basic Earnings per Share:
   Loss available to Common Shareholders... ($1,338,894)     7,467,557       ($0.18)      ($116,120)       4,028,755       ($0.03)
                                            -------------------------------------------  -------------------------------------------
Effect of dilutive securities:
   Stock Options...........................          --             --           --              --               --           --

Diluted Earnings Per Share:
   Loss available to Common Shareholders... ($1,338,894)     7,467,557       ($0.18)       $116,120)       4,028,755       ($0.03)
                                            -------------------------------------------  -------------------------------------------


                                            Nine Month Period Ended September 30, 1999    Nine Month Period Ended September 30, 1998
                                                           Weighted Avg.                                 Weighted Avg.
                                            Earnings          Shares           EPS        Earnings          Shares           EPS
                                            -------------------------------------------  -------------------------------------------
Net loss as reported....................... ($1,985,857)                                  ($178,228)
                                             ----------                                    --------
Basic Earnings per Share:
   Loss available to Common Shareholders... ($1,985,857)     6,222,179       ($0.32)      ($178,228)       3,708,770       ($0.05)
                                            ------------------------------------------   -------------------------------------------
Effect of dilutive securities:
   Stock Options...........................          --             --           --              --               --           --

Diluted Earnings Per Share:
   Loss available to Common Shareholders... ($1,985,857)     6,222,179       ($0.32)      ($178,228)       3,708,770       ($0.05)
                                           -------------------------------------------   -------------------------------------------

   The accompanying notes are an integral part of these financial statements.

C.       Acquisitions

On August 3, 1999, we completed the acquisition of all the outstanding shares of cyberTours, Inc. in exchange for 506,667 shares of our Common Stock, valued at $15.00 per share or $7,600,000. The acquisition was accounted for as a purchase. On September 20, 1999, we completed the acquisition of certain assets of Netquarters in exchange for $256,000 in cash and 16,000 shares of our Common Stock, valued at $16.00. The acquisition was accounted for as a purchase. The pro forma impact of these acquisitions along with two acquisitions subsequent to the end of our quarter are presented below.


                                             PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                              (unaudited)

                                                                                                      Pro Forma For    Pro Forma For
                                                                    Pro Forma For    Pro Forma For    Acquisitions    Acquisitions
                                                                     Acquisitions     Acquisitions      During and      During and
                                                                    During Quarter   During Quarter   After Quarter   After Quarter
                                                                       1999              1998           End 1999        End 1998
                                                                   ---------------   --------------   -------------   --------------

Revenue........................................................     $ 4,701,228       $ 2,675,601     $  5,362,728    $  3,157,821
                                                                    -----------       -----------     ------------    ------------

Operating Expenses.............................................       8,573,212         4,669,669        9,475,312       5,440,163
                                                                    -----------       -----------     ------------    ------------

Operating Loss.................................................      (3,871,984)       (1,994,068)      (4,112,584)     (2,282,342)
                                                                    -----------       -----------     ------------    ------------

Other income (expense).........................................         284,726           (56,246)         284,726         (56,246)
                                                                    -----------       -----------     ------------    ------------

Benefit from income taxes......................................              --                --               --              --
                                                                    -----------       -----------     ------------    ------------

Net loss.......................................................     $(3,587,258)      $(2,050,314)    $ (3,827,858)   $ (2,338,588)
                                                                    ===========       ===========     ============    ============

Weighted average shares outstanding -- basic and diluted.......       6,634,702         4,233,664        6,634,702       4,233,664
                                                                    -----------       -----------     ------------    ------------

Loss per common share -- basic and diluted.....................     $     (0.54)      $     (0.48)    $      (0.58)   $      (0.55)
                                                                    ===========       ===========     ============    ============


D.  Subsequent Events

On October 15, 1999, we completed the acquisition of certain assets of TwistedPair Networks in exchange for $700,000. On October 26, 1999 we completed the acquisition of certain assets of Uconects in exchange for $410,000.

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

Overview


We are a Northeast Regional Competitive Local Exchange Carrier (CLEC) and Information/Internet Service Provider (IISP), providing local dial-tone, instate toll, long distance, high-speed Internet access and video programming solutions over traditional copper wire using DSL technology to residential and commercial clients throughout the Northeast.

We are rapidly evolving from a regional ISP to a facilities-based telecommunications provider by providing our existing customer base with enhanced telecommunications options. We are currently in the process of developing an advanced telecommunications network to provide a wide range of telecommunications services including local and long distance telephone, data services (including high speed Internet access), and video programming, primarily to residential and small to medium sized businesses throughout the northeast. We believe, with a complete bundled service offering coupled with exceptional customer service, that we will become the model for the "New Age of RBOC's".

We offer CLEC (voice telephony services), D-CLEC (high speed data services), and ISP (internet access services) bundled services to residential and commercial subscribers. We intend to target broad market segments with diverse requirements by providing easy-to-use services at a very competitive cost. The potential markets for these services include both residential consumers and small- and medium-sized businesses - a market that is expected to exceed $35 billion nationwide in the year 2001.

The market for our offering is expanding rapidly. Across the industry, installation of Digital Subscriber Lines (DSLs) grew 300 percent in the United States for the first half of 1999, surging well beyond industry analysts' projections. Due to our ISP and D-CLEC activities, we are poised to enter the local voice market of approximately $5.5 billion in New England by the end of 2000, and enter the local voice market of approximately $23.4 billion in the northeast.

We believe we are the first and only full-service integrated communications provider (ICP) targeting the Northeastern United States. We are a facilities-based company that owns its own switch. The Company's infrastructure is based on the latest developments in network operations, engineered to provide businesses with cutting-edge products and truly exceptional customer service.

Our objective is to become the leading single-source provider of voice, data, and video services to residential and small to medium sized business customers in each of our markets. We will achieve this goal by offering individual or bundled service options, superior customer service and competitive prices over our own enhanced telecommunications network.

We believe that we enjoy significant competitive advantages due to our ability to:

- deliver bundled services (voice, high-speed Internet access, and video programming) to any given customer on our own network;

-  provide superior customer service;

-  deliver reliable, secure and high-speed services to our customer base; and

- offer customers highly competitive price packages based on the bundling of services.

In summary, we will utilize enhanced technology to provide differentiated, bundled service offerings to growing segments of the voice, high-speed data, Internet and video communications market. Among our many unique capabilities and plans are our ability to sell direct to residential subscribers - which in turn will have pull through to commercial sales, to emphasize customer service by concentrating on customer care and billing, and to target under-served areas. Our current cash position, special vendor arrangements, strong banking and credit relationships, publicly traded stock, and a highly specialized acquisition and transition team are some of the financial and manpower components that exhibit our commitment to a well-managed operation. Finally, our ISP rollup campaign will provide a solid foundation for our position as a strong technical player in an increasingly competitive market.

On August 3, 1999, we completed the acquisition of all the outstanding shares of cyberTours, Inc. in exchange for 506,667 shares of our Common Stock, valued at $15.00 per share or $7,600,000. On September 20, 1999, we completed the acquisition of certain assets of NetQuarters in exchange for $256,000 in cash and 16,000 shares of our Common Stock, valued at $16.00 per share. On October 15, 1999, we completed the acquisition of certain assets of TwistedPair Networks in exchange for $700,000. On October 26, 1999 we completed the acquisition of certain assets of Uconects in exchange for $410,000.


Results of Operations


We completed our initial public offering on April 22, 1999, and we raised approximately $25,300,000 in gross proceeds thereby.

Pro Forma

Revenues

Our Pro Forma revenues are primarily comprised of dial-up services associated with cyberTours, Inc. which was acquired on August 3, 1999. Pro Forma revenues grew 70% from $3,157,821 to $5,362,728 for the nine months ended September 30, 1999 as compared to the comparable period in 1998. Revenue growth is attributable to acquisitions and increased sales efforts, services offered, and an aggressive marketing campaign in both Rhode Island and Maine.

Operating Expenses

Our Pro Forma operating expenses increased from $5,440,163 to $9,475,312 for the nine months ended September 30, 1999 for an increase of 74%. These increases were primarily attributed to increases in personnel costs related to increase in the staff headcount, an increase in marketing and sales costs, an increase in office expense, and the goodwill and customer lists amortization associated with the cyberTours acquisition, and additional equipment costs associated with the buildout of our network backbone to accommodate increase usage of our network.

Net Loss

As a result of the previously mentioned factors, Pro Forma net loss grew from $2,338,588 to $3,827,858 for the nine months ended September 30, 1998 and 1999, respectively.

Three Months Ended September 30, 1999
versus Three Months Ended September 30, 1998

Revenues

Our revenues are currently primarily comprised of dial-up, dedicated access service and web services. Revenues grew 486% from $204,457 to $1,198,446 for the three months ended September 30, 1999 as compared to the comparable period in 1998. Revenue growth performance is attributable to an increase in sales efforts, services offered, the cyberTours acquisition, and an aggressive marketing campaign in Rhode Island and Maine.


Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. Gross profit increased from $128,654 to $720,692 for an increase of 460% as compared to the comparable period in 1998. Gross profit growth performance is attributable to an increase in sales efforts, services offered, the cyberTours acquisition, and an aggressive marketing campaign in Rhode Island and Maine

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased from $242,551 to $2,280,020 for the three months ended September 30, 1999 for an increase of 840%. These increases were primarily attributed to increases in personnel cost related to an increase in the staff headcount, an increase in marketing and sales costs, an increase in office expense, and additional equipment costs associated with the build out of our network backbone to accommodate increased usage of our network.

Other Income (Expense)

Other income and expense improved from ($2,223) to $220,434 for the three months ended September 30, 1999. This increase is primarily due to the investment income earned on the proceeds from the initial public offering on April 22, 1999.


Net Loss

As a result of the previously mentioned factors, net loss grew from $116,120 to $1,338,894 for the three months ended September 30, 1998 and 1999, respectively.

Nine Months Ended September 30, 1999
versus Nine Months Ended September 30, 1998

Revenues

Our revenues are currently primarily comprised of dial-up, dedicated access service and web services. Revenues grew 205% from $551,304 to $1,682,357 for the nine months ended September 30, 1999 as compared to the comparable period in 1998. Revenue growth performance is attributable to an increase in sales efforts, services offered, the cyberTours acquisition, and an aggressive marketing campaign in Rhode Island and Maine.

Gross Profit

Gross profit consists of total revenue less the cost of delivering services and equipment. Gross profit increased from $322,354 to $961,378 for an increase of 198% as compared to the comparable period in 1998.

Selling, General, and Administrative Expenses

General and administrative expenses increased from $498,299 to $3,313,397 for the nine months ended September 30, 1999 for an increase of 565%. These increases were primarily attributed to increases in personnel cost related to an increase in the staff headcount, an increase in marketing and sales costs, an increase in office expense, and additional equipment costs associated with the build out of our network backbone to accommodate increased usage of our network.

Other Income (Expense)

Other income and expense increased from $(2,283) to $366,162 for the nine months ended September 30, 1999. This increase is primarily due to the investment income earned on proceeds from the initial public offering on April 22, 1999.

Net Loss

As a result of the previously mentioned factors, net loss grew from $178,228 to $1,985,857 for the nine months ended September 30, 1998 and 1999, respectively.


Liquidity and Capital Resources

The development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include build-out costs such as the procurement, design, and construction of our connection points and metro service center locations in each market, as well as other costs that support our network design.

The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in the given market. Capital expenditures were nominal during the third quarter of 1999. We expect our capital expenditures to be substantially higher in future periods, arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

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


Through September 30, 1999, we have financed our operations and market build-outs primarily from the sale of our common stock in 1998, for which we received approximately $1,250,000 in net proceeds, and through our April 22, 1999 initial public offering, for which we received $21,800,000 in net proceeds. As of September 30, 1999, we had $18,890,649 in cash equivalents and we had an accumulated deficit of $2,407,920.

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


In June 1998, we began converting our computer system to be Year 2000 compliant. As of December 15, 1998, all of our non-IT systems were compliant. As of September 30, 1999, we spent approximately $12,000 on our Year 2000 compliance efforts. This figure includes all labor and expenses.

                                     PART II
                                OTHER INFORMATION

Item 1:  Legal Proceedings


There are no material legal proceedings pending or threatened against the Company.


Item 2:  Changes in Securities

On August 3, 1999, Log On America, Inc. sold 506,667 shares of its common stock, some of which are subject to registration rights, in exchange for all of the issued and outstanding shares of Cybertours, Inc. 50,667 warrants were also sold to International Technology Marketing Inc. in consideration of certain services rendered in connection with the foregoing. The warrants are exercisable for a five year period at an exercise price of 12.25 per share.

On September 20, 1999, we also sold 16,000 shares of our common stock in connection with the acquisition of certain assets of Netquarters Incorporated, and $256,000.

The sales were a private transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to section 4(2) and 4(6) of the Securities Act and\or Regulation D Rule 506 promulgated under the Securities Act


Item 3:  Defaults in Senior Securities

Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8K

         (1)    Exhibits:

                27.1     Financial Data Schedule

         (2)    Reports on Form 8-K:   CyberTours Acquisition 8-K

                                       Acquisition by Log On America, Inc. to
                                       purchase all of the issue and outstanding shares of CyberTours, Inc., dated August 3, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LOG ON AMERICA, INC.


                                     By: /S/ Kenneth M. Cornell
                                        ----------------------------
Date: November 9, 1999                       Kenneth M. Cornell,
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)