Form 10KSB
period 1999-12-31
LOG ON AMERICA INC
filed 2000-03-30
CIK 1074927

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
        -----------------------------------------------------------------
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

                                 (401) 453-6100
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,341,075

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 10, 2000 was equal to $118,129,550 based on the average bid and ask price of $14.25.

As of March 10, 2000, a total of 8,289,793 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definite Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders to be held on May 23, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                 FORM 10-KSB

                             LOG ON AMERICA, INC.

                              Table of Contents

PART I                                                                                 Page

Item 1.      Description of Business

Item 2.      Description of Property

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

Item 6.      Management's Discussion and Analysis or Plan of Operation

Item 7.      Financial Statements

Item 8.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16 (a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

             Signatures

PART I

Item 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3 Legal Proceedings" and "Item 6. Management's Discussion and Analysis or Plan of Operation," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Log On America, Inc. (the "Company", `we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-KSB. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are a Northeast Regional Data Competitive Local Exchange Carrier ("D-CLEC+") providing local dial tone, in-state toll, long distance, and high-speed Internet access and cable programming solutions over traditional copper wire using xDSL technology to residential and commercial clients throughout the Northeast. The Company completed the first phase of our growth plan in 1999, the acquisition phase, which established a critical mass of customers throughout the New England states. Concurrently, through a series of selectively targeted transactions, the Company established partnerships with the best of breed in the communications industry and secured the funding needed to implement the second phase of the Company's business strategy, the deployment of an advanced communications network. This included Nortel Networks, Inc. ("Nortel") taking a 3.1% stake in the Company, representing one of only three such direct equity investments in a service provider ever made by Nortel.

Under the next phase of the Company's business strategy it plans to systematically build-out a high-speed network, which will ultimately give the Company one of the most powerful networks in the Northeast, connecting the under-served, near urban markets. When complete, Log On America will own the customers, it will own the network and it will own the services provided on the network, enabling it to further accelerate its revenue growth by expanding the DSL and other bundled broadband services offered.

We offer CLEC (voice telephony services), D-CLEC+, (high-speed data services), and ISP (Internet access services) bundled services to residential and commercial subscribers. We intend to target broad market segments with diverse requirements by providing easy-to-use services at a very competitive cost. The potential markets for these services include both residential consumers and small- and medium-sized businesses - a market that is expected to exceed $35 billion nationwide in the year 2001.

The market for our offering is expanding rapidly. Across the industry, installation of Digital Subscriber Lines (DSLs) grew 300 percent in the United States for the first half of 1999, surging well beyond industry analysts' projections. Due to our IISP and D-CLEC activities, we are poised to enter the local voice market of approximately

$5.5 billion in New England by the end of 2000, and enter the local voice market of approximately $23.4 billion in the Northeast.

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

We believe that we enjoy significant competitive advantages due to our ability to:

o deliver bundled services (voice, high-speed Internet access, and video programming) to any given customer on our own network;

o    provide superior customer service;

o    deliver reliable, secure and high-speed services to our customer base; and

o offer customers highly competitive price packages based on the bundling of services.

In summary, we will utilize enhanced technology to provide differentiated, bundled service offerings to growing segments of the voice, high-speed data, and Internet and video communications market. Among our many unique capabilities and plans is our ability to sell direct to residential subscribers - which in turn will have pull through to commercial sales, to emphasize customer service by concentrating on customer care and billing, and to target under-served areas. Our current cash position, special vendor arrangements, strong banking and credit relationships, publicly traded stock, and a highly specialized acquisition and transition team are some of the financial and manpower components that exhibit our commitment to a well-managed operation. Finally, our ISP rollup campaign will provide a solid foundation for our position as a strong technical player in an increasingly competitive market.

Corporate History

Log On America, Inc., a Rhode Island corporation, was formed in 1992 to provide online Internet and related services. This company is our predecessor. In 1997, the Rhode Island corporation sold 100% of its assets to System 4, Inc., a Delaware corporation and a wholly owned subsidiary of Global Telemedia International, Inc., a Delaware corporation, and agreed to change its name to Tekcom.Inc. Tekcom remained a Rhode Island corporation with no operations. At the time of the acquisition, Global Telemedia was engaged in the marketing of telecommunications services. In consideration of the sale, Global Telemedia agreed to assume all of Rhode Island corporation's outstanding liabilities and to pay the Rhode Island corporation's shareholders, on the third anniversary date of the purchase, 20% of the value of all of the Rhode Island corporation's business as of that date. After the transfer of assets and liabilities to System 4, Inc., System 4 changed its name to Log On America, Inc.

Wan Secure, Inc. was organized in Delaware in January 1998 to purchase 100% of the successor to System 4's outstanding capital from Global Telemedia. As a result, we became a wholly owned subsidiary of Wan Secure. In September 1998, Wan Secure merged with LOA, the successor to System 4. As a result of this merger, Wan Secure was the survivor. Simultaneously with the merger, Wan Secure, a Delaware corporation, changed its name to Log On America, Inc.

In and around February 1998, 100% of the shareholders of Tekcom. Inc., formerly the Rhode Island corporation, agreed to surrender and release their rights and claims to 20% of the value of the Delaware Log On America's business as of the third anniversary date of the Global Telemedia's purchase. As consideration for this surrender and release. Tekcom shareholders received an aggregate of 795,130 shares of the Delaware Log On America's common stock.

Strategic Agreements

On May 18, 1999, the Company entered into an agreement with Nortel Networks, Inc. ("Nortel") which committed the Company to purchase $8,000,000 of equipment and services. The agreement was amended on November 22, 1999 to increase the amount to $47,000,000. The agreement expires on December 31, 2001. Nortel agreed to finance the purchases under this agreement with a multiple advance term loan credit facility.

On August 3, 1999, the Company acquired all of the common stock of cyberTours, Inc. in exchange for 506,667 shares of common stock of the Company, plus the assumption of $2,764,247 in debt. The transaction was accounted for using the purchase method. The purchase price including related acquisition costs and the grant of 50,667 warrants to purchase the Company's common stock to consultants was estimated to be approximately $11,328,580 based on the value of the Company's common stock on the purchase date, and the assumed liabilities. The fair value of the net tangible assets acquired approximated $1,484,191, which consisted primarily of accounts receivables and computer, network and communications equipment.

On August 4, 1999, we secured a line of credit for $4,000,000 with Fleet National Bank, which line of credit is secured with various marketable securities held in our name.

On November 29, 1999, we agreed to loan, pursuant to a promissory note, $1,500,000 plus interest to certain holders of an aggregate of 421,333 of the shares issued in connection with the cyberTours, Inc. acquisition by us. The Notes are due and payable on the earlier of: (i) an effective registration statement registering the shares with the Securities Exchange Commission; or
(ii) September 14, 2000. The 421,333 shares secure the Notes. In consideration of the foregoing, the holders of the 421,333 shares have agreed to waive certain demand rights they have relating to the shares until the Notes are due and payable.

On December 10, 1999, the Company completed the sale of $5,000,000 in common stock to Nortel at a price of $19.50 per share ("Shares"). The sale was made in accordance with the terms of a commitment from Nortel to purchase the Shares and in addition to provide the Company with up to a $45,000,000 multiple advance term loan facility. The Shares are subject to certain registration rights.

During 1999, the Company acquired certain assets of three Internet service provider businesses for approximately $1,672,000, including related acquisition costs. The total purchase price included cash and 16,000 shares of the Company's common stock valued at the price of the Company's common stock on the purchase date. The fair value of the net tangible assets acquired, consisting primarily of computer, network and communications equipment approximated $86,500.

On February 23, 2000, the Company sold 15,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell, and may be obligated to sell, up to, an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000, as more fully described therein.

Simultaneously, the Company entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel. Under the Credit Agreement, Nortel has committed to advance to the Company of up to $30,000,000 and subject to certain conditions, an additional advance of up to an additional $15,000,000 to finance the Company's purchases of equipment and services from Nortel. Under the Credit Agreement, the Company will begin repayment of the facility over a five-year period upon completion of the purchases from Nortel. The Company has granted a security interest in substantially all of the Company's assets under the Credit Agreement. As of December 31, 1999 Nortel has advances $1,439,582 which has been considered advanced under the Credit Agreement.

Item 2.  DESCRIPTION OF PROPERTIES

The Company's corporate headquarters is currently located in Providence, RI where the Company leases approximately 8,000 square feet. These leases expire on May 31, 2004. On January 24, 2000, the Company entered into a ten-year agreement to lease approximately 17,000 square feet of additional space in Providence, RI. The executive, sales, marketing, finance and human resource groups will relocate to the new facilities in early April 2000. In addition, as a result of our acquisitions completed during the current fiscal year, we assumed additional facility locations of approximately 11,500 square feet in eight other New England locations. These leases have various expiration dates beginning March 31, 2000 through August 31, 2003.

Management believes that the above properties and their contents are adequately covered by insurance and that the square footage is sufficient to meet the Company's needs.

Item 3.  LEGAL PROCEEDINGS

To the knowledge of the Company there are no material pending legal proceedings (or property subject to a legal proceeding), which is not routine litigation incidental to the business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 1999, two resolutions were adopted by consent of the majority shareholders of Log On America, Inc., acting pursuant to Section 228 of the General Corporation Law of the State of Delaware. Pursuant to the resolutions the Company:

(i) increased the number of authorized shares of Common Stock, $.01 par value, from 20,000,000 to 125,000,000 shares; and

(ii) authorized up to 15,000,000 shares of a new class of undesignated Preferred Stock ("Blank Check Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock. Pursuant to the second resolution the number of shares issuable under the Corporation's 1999 Employee Stock Option Plan has been increased from 1,000,000 to 2,500,000 shares. The board of directors did not solicit proxies in connection with the adoption of these resolutions and proxies were not requested from our Stockholders.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock began trading on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system since April 22, 1999, under the symbol "LOAX." As of December 31, 1999, the Company had 115 holders of record. The following table sets forth, on a per share basis, for the periods shown the high and low prices of the Common Stock as reported on NASDAQ.

Fiscal Year 1999 - Quarter Ended                 High        Low
Quarter Ended December 31, 1999                 28.25      15.13
Quarter Ended September 30, 1999                23.75      13.75
Quarter Ended June 30, 1999                     37.00      11.38

Holders

As of March 10, 2000, there were 114 shareholders, including several holders who are nominees for an undetermined number of beneficial owners.

Dividends

The Company has not paid any dividends with respect to its common stock and does not anticipate paying any dividends in the near future. The Company's credit facility with its lender prohibits the payment of dividends without their consent.

Sales of Unregistered Securities.

December 1998 Private Placement

In December 1998 we closed a private placement of 24 units ("Units"), each unit consisting of 15,384 shares of Common Stock, at a price of $50,000 per Unit. We sold 369,216 shares of its Common Stock to "accredited investors," as that term is defined in the Securities Act, and raised gross proceeds of $1,200,000. The placement agent for the December Placement was Security Capital Trading, Inc., which received a commission of 10% of the $1,200,000 raised and a non-accountable expense allowance of 3% per Unit sold. Security Capital Trading, Inc. was granted warrants to purchase (a) 13,076 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants granted on December 3,1998, exercisable during the four year period commencing December 1999 and expiring December 2003 at $3.90 per share; and (b) 23,845 shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, granted on December 23, 1998, exercisable during the four year period commencing December, 1999 and expiring December 2003 at $3.90 per share. The December Placement was exempt from state and federal registration pursuant to Rule 506 of Regulation D, and Section 4(2) of the Securities Act.

July 1998 Private Placement

In July 1998 we closed a private placement of shares of Common Stock at a price of $1.00 per share. We sold 275,000 shares of Common Stock to accredited investors and received gross proceeds of $275,000. The private placement was offered by our officers and directors, none of whom received commissions for the sales. The private placement was exempt from state and federal registration pursuant to Rule 506 of Regulation D, and Section 4(2) of the Securities Act.

Recent Acquisitions and sales of our securities.

On August 3, 1999, we completed the acquisition of all the outstanding shares of cyberTours, Inc. in exchange for 506,667 shares of our Common Stock valued at $7,600,000. Pursuant to the terms of this agreement, dated July 2, 1999, cyberTours, Inc. has certain demand rights to register the shares.

On September 20, 1999, we acquired certain assets of an Internet Service Provider in exchange for $256,000 in cash and 16,000 shares of our Common Stock valued at $256,000, pursuant to an agreement, dated August 24, 1999.

On December 12, 1999, we sold $5,000,000 in common stock to Nortel at a price of $19.50 per share based on the average closing bid price of the shares, as quoted on the Nasdaq National Market System over the twenty trading days immediately preceding the Closing Date of December 2, 1999. The shares are subject to certain registration rights.

On February 23, 2000, the Company sold 15,000 of Series A Convertible Preferred Stock (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell, and may be obligated to sell, up to an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000.

Warrants.

On June 17, 1999, the Company granted warrants for the purchase of 50,667 shares of common stock at an exercise price of $12.25 per share to one entity in consideration of services rendered. The warrants provide for piggyback registration rights and are exercisable during the 5 year period commencing June 17, 1999. No information was given to this accredited entity but it was provided with the opportunity to review our corporate records.

In August 1998, the Company granted warrants for the purchase of 1,000,000 shares of Common Stock at an exercise price of $1.00 per share to four entities, ICC Consulting, Inc., Scofield Dennison Corp., Northeastern Fibercom and Horizon Fiber, Inc. in consideration of certain business promotion and sales. The warrants provide for piggyback registration rights and are exercisable during the four-year period commencing January 15, 1999. No information about LOA was given to these entities, but they were provided with the opportunity to review our corporate records.

December 1998, the Company granted warrants for the purchase of 50,000 shares of Common Stock to Silverman, Collura & Chernis, P.C. ("SCCB"), LOA's legal counsel, for services rendered. The warrants provide for cashless exercise and piggy-back registration rights. The warrants are exercisable during the five year period commencing December 31, 1998 at an exercise price of $3.50 per share. LOA had a pre-existing relationship with SCCB prior to the warrant issuance. SCCB was provided with complete due diligence documents relating to LOA prior to the issuance of the warrants. We also granted warrants for the purchase of 45,000 shares of Common Stock to Kenneth M. Cornell, our interim CFO, for services rendered. The warrants provide for piggy-back registration rights and are exercisable during the four-year period commencing December 31, 1998 at an exercise price of $3.25 per share.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Overview

Log On America, Inc. (the "Company") is a Northeast Regional Data Competitive Local Exchange Carrier ("D-CLEC+") providing local dial tone, in-state toll, long distance, and high-speed Internet access and cable programming solutions over traditional copper wire using xDSL technology to residential and commercial clients throughout the Northeast. The Company completed the first phase of its growth plan in 1999, the acquisition phase, which established a critical mass of customers throughout the New England states. Concurrently, through a series of selectively targeted transactions, the Company established partnerships with the best of breed in the communications industry and secured the funding needed to implement the second phase of the Company's business strategy, the deployment of an advanced communications network. This included Nortel Networks, Inc. ("Nortel") taking a 3.1% stake in the Company, representing one of only three such direct equity investments ever made by Nortel.

Under the next phase of the Company's business strategy it plans to systematically build-out a high-speed network, which will ultimately give the Company one of the most powerful networks in the Northeast, connecting the under-served, near urban markets. When complete, Log On America will own the customers, it will own the network and it will own the services provided on the network, enabling it to further accelerate its revenue growth by expanding the DSL and other bundled broadband services offered.


Results of Operations

Pro Forma for Year Ended December 31, 1999
versus year Ended December 31, 1998

On August 3, 1999, the Company acquired all of the common stock of cyberTours, Inc. in exchange for 506,667 shares of common stock of the Company, plus the assumption of $2,764,247 in debt. This transaction was accounted for using the purchase method. The purchase price was estimated to be approximately $11,328,580. In addition, during 1999, the Company acquired certain assets of three Internet service provider businesses for approximately $1,672,000. The total purchase price for these acquisitions included cash and 16,000 shares of the

Company's common stock. The fair value of the net tangible assets acquired approximated $1,570,691, which consisted primarily of accounts receivables and computer, network and communications equipment. The remaining purchase price was allocated to the acquired customer base, non-compete agreements, and goodwill, which are each being amortized over two to five years.

The unaudited pro forma results of operations for 1999 and 1998 assume that the operations of the Company were combined with the acquired companies as if the acquisitions occurred on January 1, 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation and amortization of intangibles. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes were reasonable. The unaudited pro forma results do not purport to represent what the Company's results of operations would actually have been if the transaction in fact had occurred on such date or at the beginning of the period indicated or to project the Company's results of operations at any future date or for any future period.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998.

                                                        Unaudited
                                                  1999              1998
                                             --------------   ----------------
Revenues                                       $ 7,203,410       $  4,950,828
Operating expenses
     Costs of revenue                            3,250,938          2,384,611
     Selling, general and administrative         8,592,594          3,147,024
     Depreciation and amortization               2,993,644          2,699,144
                                             --------------   ----------------
       Total operating expenses                 14,837,176          8,230,779
                                             --------------   ----------------
Loss from operations                            (7,633,766)        (3,279,951)
Other income (expense)                             520,159            (85,583)
                                             --------------   ----------------
Net loss                                       $(7,113,607)      $ (3,365,534)
                                             ==============   ================

Net loss per share, basic and diluted           $    (1.02)         $    (.77)
                                             ==============   ================

Weighted average number of shares
     outstanding, basic and diluted              6,964,376          4,375,932
                                             ==============   ================

Revenues

Pro forma revenues increased by $2,252,582 or 46% to $7,203,410 for the year ended December 31, 1999 as compared to $4,950,828 for the comparable period in 1998. The increase in pro forma revenues is due primarily to increased direct sales efforts, increased services offerings, and an aggressive marketing campaign in both Rhode Island and Maine.

Costs of revenue

Pro forma costs of revenue increased by $866,327 or 36%, to $3,250,938 for the year ended December 31, 1999 as compared to $2,384,611 for the comparable period in 1998. This increase is due primarily to the variable and fixed network costs associated with the increase in pro forma revenue.

Selling, general and administrative expense

Pro forma selling, general and administrative expenses increased by $5,445,570 or 173%, to $8,592,594 for the year ended December 31, 1999 as compared to $3,147,024 for the comparable period in 1998. This increase is due primarily to the salaries and related expenses for the development of our business, network architecture, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, we have incurred additional expenses to support such growth.

Depreciation and amortization

Pro forma depreciation and amortization increased by $294,500 or 11%, to $2,993,644 for the year ended December 31, 1999 as compared to $2,699,144 for the comparable period in 1998. This increase is due primarily to the depreciation on the equipment costs associated with the buildout of our network backbone to accommodate increased usage of our network.

Other Income (Expense)

Pro forma other income increased by $605,742or 708%, to $520,159 for the year ended December 31, 1999 as compared to other expense of $85,583 for the comparable period in 1998. This increase is due primarily to the investment income earned on the proceeds from the initial public offering on April 22, 1999.

Year Ended December 31, 1999
versus Year Ended December 31, 1998

Revenues

Revenues increased by $2,581,197 or 340% to $3,341,075 for the year ended December 31, 1999 as compared to $759,878 for the comparable period in 1998. The increase in revenue is due primarily to the acquisitions, increased direct sales efforts, increased services offerings, and an aggressive marketing campaign in both Rhode Island and Maine.

Costs of revenue

Costs of revenue increased by $1,057,346 or 262%, to $1,460,854 for the year ended December 31, 1999 as compared to $403,508 for the comparable period in 1998. This increase is due primarily to the variable and fixed network costs associated with the increase in revenue.

Selling, general and administrative expense

Selling, general and administrative expenses increased by $5,801,041 or 832%, to $6,497,908 for the year ended December 31, 1999 as compared to $696,867 for the comparable period in 1998. This increase is due primarily to the salaries and related expenses for the development of our business, network architecture, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these expenses to support such growth.

Depreciation and amortization

Depreciation and amortization increased by $1,195,757 or 1,504%, to $1,275,279 for the year ended December 31, 1999 as compared to $79,522 for the comparable period in 1998. This increase is due primarily to the amortization expense related to the intangible assets associated with the acquisitions and the depreciation on the equipment costs associated with the buildout of our network backbone to accommodate increased usage of our network.

Other Income (Expense)

Other income increased by $603,238, to $601,194 for the year ended December 31, 1999 as compared to other expense of $2,044 for the comparable period in 1998. This increase is due primarily to the investment income earned on the proceeds from the initial public offering on April 22, 1999.

Liquidity and Capital Resources

The development and expansion of our business requires substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $2,097,176 and $40,821 for the years ended December 31, 1999 and 1998, respectively. The Company expects capital expenditures to be significantly higher in future periods arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

The Company's capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological, and competitive developments, or if;

     -demand for the Company's services or our anticipated cash flow from operations is less or more than expected; or -development plans or projections change or prove to be inaccurate; or -the Company engages in any acquisitions; or -the Company accelerates deployment of our network services or otherwise alters the schedule or targets of our rollout plan.

As of December 31, 1999, the Company had an accumulated operating deficit of $5,713,835 and cash and cash equivalents and available-for-sale securities of $19,048,713. Net cash used in operating activities was $2,579,472 and $271,075 for the years ended December 31, 1999 and 1998, respectively. The net cash used in operations was primarily due to net losses, offset in part by increases in depreciation and amortization expenses, accounts payable, accrued expenses and deferred revenue in 1999, and by an increase in depreciation and amortization expenses and accounts payable 1998. The net cash used in investing activities was $17,009,915 for the year ended December 31, 1999, related primarily to the purchase of available-for-sale securities, acquisitions and purchases of property and equipment. The net cash used in investing activities was $92,199 for the year ended December 31, 1998, related primarily to issuance of notes to officers and purchases of property and equipment. Net cash provided by financing activities was approximately $26,804,116 for the year ended December 31, 1999 and was primarily due to net proceeds from the issuance of common stock. Net cash provided by financing activities was approximately $993,405 for the year ended December 31, 1998 primarily related to the proceeds from issuance of common stock.

On February 23, 2000, the Company sold 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000.

Simultaneously, the Company entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel. Under the Credit Agreement, Nortel has committed to an initial advance to the Company of up to $30,000,000 and a second advance of up to an additional $15,000,000 to finance the Company's commitment to purchase, by December 31, 2001, up to $47,000,000 of equipment and services from Nortel. Under the Credit Agreement, the Company will begin repayment of the facility over a five-year period upon completion of the purchases from Nortel. The Company has granted a security interest in substantially all of the Company's assets under the Credit Agreement. As of December 31, 1999 Nortel has advanced $1,439,582 which has been considered advances under the Credit Agreement.

The Company intends to continue to expand its operations at a rapid pace and expects to continue to operate at a loss for the foreseeable future. The nature of the expenses contributing to our future losses will include network and service costs in existing and new markets; legal, marketing, and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support the operational increases; and interest expense arising from financing our expenditures.

The Company believes that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2000. However, the Company may decide to seek additional capital earlier than the end of 2000, the timing of which will depend upon market conditions, among other things. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. The Company may also need additional financing if: the Company alters the schedule, targets or scope of the network rollout plan; the plans or projections change or prove to be inaccurate; or the Company acquires other companies or businesses. The Company may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. The Company may be unsuccessful in raising sufficient additional capital. In particular, the Company may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in the Company's financing agreements and that will not impair the Company's ability to develop its business. If the Company fails to raise sufficient funds, the Company may need to modify, delay or abandon some of the planned future expansion or expenditures, which could have a material adverse effect on the business, prospects, financial condition and results of operations.

We have not paid any dividends to our shareholders and do not intend to pay dividends in the foreseeable future.

Year 2000 Compliance

Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates, and the failure to do so could result in the loss of revenues.

The Company implemented a Year 2000 program to ensure that the Company's computer systems and applications would function properly beyond 1999. All of the Company's hardware and software systems successfully transitioned to the year 2000. The Company did not experience any significant problems as a result of Year 2000 problems with its own systems or those of our vendors. However, the potential still exists for a non-compliant system, either within the Company or at a vendor, to malfunction due to the Year 2000 issue and cause a disruption to the Company's business. Due to the uncertain nature of this issue, we can not determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations and financial condition. We believe that, with the successful transition to the year 2000, the possibility of significant interruptions of normal operations should be minimal. Actual costs incurred were approximately $25,000. The Company's expenditures consisted primarily of internal payroll costs related to the assessment and correction of internal systems and assessment and communication with vendors. We do not anticipate incurring further costs related to the project.

Item 7.  FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F- through F-14 herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 1999, the Company ("Registrant") dismissed its former independent accountants, Tauber & Balser, P.C. ("T&B"), and engaged Ernst & Young LLP to audit the Registrant's financial statements. The decision to change independent accountants was recommended and approved by the Registrant's Board of Directors.

T&B served as independent accountants of the Registrant's financial statements for the years ended December 31, 1998 and 1997. The report of T&B on the Registrant's financial statements for the years ended December 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years ended December 31, 1998 and 1997, and during the fiscal year 1999 prior to T&B's dismissal, the Registrant had no disagreements with T&B on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of T&B would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely on its review of the copies of such forms received by the Company, Log On America believes that, during the fiscal year ended December 31, 1999, Log On America's officers, directors and ten percent Stockholders complied with all applicable Section 16(a) filing requirements on a timely basis, except that Messrs. Fornal and Head filled a late Form 3. Mr. Fornal, an executive officer of the Company, failed to report on his Form 3, 1,000 shares on September 9, 1999. Mr. Head, an executive officer of the Company, failed to report on his Form 3 on November 26, 1999, no shares. The failure of the reporting persons to report was inadvertent and has been corrected on a subsequent Form 3.

Directors and Officers

The following table sets forth certain information concerning each of our directors and officers as of March 10, 2000:

Name                                Age       Position
----                                ---       --------

David R. Paolo                      32        President, CEO and Chairman

Charles F. Cleary                   51        Chief Operating Officer

Kenneth M. Cornell                  31        Chief Financial Officer

Raymond Paolo                       54        Executive Vice President, Secretary
                                              Treasurer and Director

Steven Gilbert                      55        Executive Vice President

Donald J. Schattle II               34        VP of Technology Initiatives

Shastri Divakaruni                  51        Director

David M. Robert                     37        Director

David R. Paolo is President, Chief Executive Officer, Chairman and founder of Log On America. Mr. Paolo attended Roger Williams University from 1986 to 1990 and concurrently held the position of sales representative for a Massachusetts computer equipment corporation. In 1990, Mr. Paolo left Roger Williams University to accept a promotion as sales manager responsible for over 3,500 computer dealers on the eastern seaboard representing over $5 million in annual sales; a position he held until 1992. With the vision of the future growth of the on-line and telecommunications industries Mr. Paolo founded Log On America, Inc. in 1992. In 1994 Mr. Paolo was appointed as Ambassador for the Greater Providence Chamber of Commerce and from 1996 to 1998 he was chairman of the NYNEX Advisory Board.

Charles F. Cleary has served as our Chief Operating Officer since January 2000 and as a director since February 22, 2000. Mr. Cleary was selected to serve as a director. Mr. Cleary is a veteran of the communications industry with a proven expertise in CLEC operations. Mr. Cleary most recently served as Area Vice President and General Manager of AT&T Growth Markets in the Greater Philadelphia Region. He was previously Regional Vice President of Teleport Communications Group. Mr. Cleary earlier held executive positions with other blue chip communications companies including Metromedia Communications Corporation and ITT Communications Services. Mr. Cleary has a M.B.A. in Marketing and a B.A. in Economics from LaSalle University.

Kenneth M. Cornell has served as our Chief Financial Officer since December 1998 and has served as a director since August 1999. From May 1997 to December 1998, Mr. Cornell was President of Cornell & Associates, Inc., a company providing financial advisory services. From July 1996 to May 1997, he served as Controller of Global Telemedia International, Inc. From 1991 to 1996 he worked at Ernst & Young LLP in the audit department. Mr. Cornell graduated with a BS from the University of Florida's Fisher School of Accounting in May 1990. In 1991, he graduated from said university with a Masters in Accounting.

Raymond Paolo has served as the company's Executive Vice President, Secretary, Treasurer and Director since October, 1998. Prior to this he was Chief Financial Officer of the company's predecessor from 1992 until October 1998. Before co-founding LOA he was an Officer and Director of Video-Eez, Inc., a Massachusetts corporation and a former Assistant Vice President of both Citizens Bank and Old Stone Bank of Rhode Island. Mr. Paolo graduated from the University of Rhode Island in 1968 with a BS in Business Administration and was certified through the Williams School of Banking in 1980.

Steven Gilbert has served as the Company's Executive VP since August 1999. Prior to this, he was the President and founder of cyberTours which the Company acquired. Mr. Gilbert graduated from MIT's Sloan School of Management. During that period he worked extensively in the fledging field of entrepreneurial studies and helped form the Institute for New Enterprise Development (INED). Mr. Gilbert was instrumental in the development of the underlying structural foundation of various computer systems driving major corporations such as NCR, Iron Mountain, and Gettysburg Insurance. Mr. Gilbert's Library Archival System is still a mainstay for major research libraries such as Harvard, Cornell, Yale, and the University of South Carolina.

Donald J. Schattle II has served as our Vice President of Technology Initiatives since 1998 and as a director as of October 1998. On February 22, 2000 Mr. Schattle resigned as a director and was replaced by Charles F Cleary. From 1997 to 1998, he served as Senior Systems Administrator, Director of Operations for our predecessor. Prior to this, Mr. Schattle owned a computer consulting and technical support firm, Cybersultants, Inc., from 1995 to 1996, and was a systems administrator, and service and support engineer for AAA of South Central New England from 1992 to 1996. Mr. Schattle graduated from the University of Rhode Island in 1994 with a BA degree.

Shastri Divakaruni has served as a director of the Company since February 1998. From March 1996 to the present, Mr. Divakaruni has worked at Cisco Systems under various job titles, including Director of Service Provider Marketing and Director of Broadband Fixed Wireless Engineering. From 1987 to March 1996, Mr. Divakaruni worked with Southern New England Telecommunications Corp. where he served as Senior Director of Product Development and Integrated Marketing. Mr. Divakaruni received his BS in Electronics and Telecommunications from the University of India in 1969. He received an MS in Electrical Engineering from the University of Iowa in 1972 and received an MBA from New York University in 1993.

David M. Robert has served as a director of the Company since February 1998. Since 1985, Mr. Robert has worked for Northern Telecom, Inc. in various capacities, including Software Systems Engineer, Product Marketing Specialist, Sales Manager and, currently, VP of Sales for Nortel Major Accounts. Mr. Robert received a BS in Mathematics/Computer Science from State University of New York, College at Cortland in 1984.

Directors are elected to serve until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Raymond Paolo is the father of David R. Paolo.

ITEM 10. EXECUTIVE COMPENSATION

The Company currently intends to include the information required by Item 10 in the Company's 1999 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company currently intends to include information required by Item 11 in the Company's 1999 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND SUBSEQUENT EVENTS

In 1997, Log On America, Inc., a Rhode Island corporation, sold 100% of its assets to System 4, Inc., a Delaware corporation and a wholly owned subsidiary of Global Telemedia International, Inc., and agreed to change its name to Tekcom, Inc. In consideration of the sale, Global Telemedia agreed to assume all of the Rhode Island corporation's outstanding liabilities and to pay the Rhode Island corporation's shareholders, on the third anniversary date of the purchase, 20% of the value of all of the Rhode Island corporation's business as of that date. After the transfer of assets and liabilities to System 4, Inc., System 4 changed its name to Log On America, Inc.

Wan Secure, Inc. was organized in Delaware in January 1998 to purchase 100% of the successor to System 4's outstanding capital from Global Telemedia. As a result, we became a wholly owned subsidiary of Wan Secure. In consideration for the purchase, Wan Secure executed a promissory note in the amount of $100,000 to Global Telemedia. David Paolo, our president and Wan Secure's majority shareholder, personally guaranteed this promissory note. In September 1998, Wan Secure effected a merger with and into LOA whereby Wan Secure was the survivor. Simultaneously with the merger, Wan Secure, a Delaware corporation, changed its name to Log On America, Inc.

In and around February 1998, 100% of the shareholders of Tekcom, Inc., formerly the Rhode Island corporation, agreed to surrender and release their rights and claims to 20% of the value of the Delaware Log On America's business as of the third anniversary date of Global Telemedia's purchase. As consideration for this surrender and release, Tekcom shareholders received an aggregate of 795,130 shares of the Delaware Log On America's common stock. In July 1998, Global Telemedia accepted $25,000 in settlement of the $100,000 Wan Secure note.

In May 1998, our president and CEO, and one of our officers and directors, executed promissory notes to us in the amounts of $77,617.80 and $47,859.41, respectively. Under the terms of the notes, we agree to forgive 25% of the principal amount for each note per year. Accordingly, the notes will be completely forgiven in 2002. The notes do not bear any interest.

We believe that all of our transactions set forth above with persons affiliated with us were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Transactions with Others

Nortel Networks, Inc.

On May 18, 1999, the Company entered into an agreement with Nortel which committed the Company to purchase $8,000,000 of equipment and services. The agreement was amended on November 22, 1999 to increase the amount to $47,000,000. The agreement expires on December 31, 2001. Nortel has agreed to finance the purchases under this agreement with the a multiple advance term loan credit facility

On December 10, 1999, the Company completed the sale of $5,000,000 in common stock to Nortel at a price of $19.50 per share ("Shares"). The sale was made in accordance with the terms of a commitment from Nortel to purchase the Shares and in addition to provide the Company with up to a $45,000,000 multiple advance term loan facility. The Shares are subject to certain registration rights.

On February 23, 2000, the Company entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel. Under the Credit Agreement, Nortel has committed to an initial advance to the Company of up to $30,000,000 and subject to certain conditions, a second advance of up to an additional $15,000,000 to finance the Company's commitment to purchase of equipment and services from Nortel.

Private Placement of Convertible Preferred Stock

On February 23, 2000, the Company sold 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell, and may be required to sell, an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000.

Transactions with Management

Employment Agreements

On January 12, 1998, we amended an employment agreement with David R. Paolo dated January 3, 1997, to serve as our president and Chief Executive Officer. The term of the agreement is for six years commencing on January 12, 1998. We increased Mr. Paolo's base compensation of $91,500 per year to $124,500 upon the consummation of a previous private offering, dated August 28, 1998. Under the terms of the agreement, Mr. Paolo will receive an annual increase in base compensation of 10% for the term of the agreement. We further increased Mr. Paolo's base compensation to $136,950, effective January 1, 1999. After further review of comparable companies, the compensation committee elected on October 1, 1999 to increase Mr. Paolo's base compensation to $250,000. The agreement contains a provision for performance based bonuses, including non-qualified stock options, car allowance, and club membership. The employment agreement contains a non-compete clause for a period of two years following the termination of Mr. Paolo's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 90 days written notice by either party. In addition, if we terminate the agreement without cause, Mr. Paolo may be entitled to receive the balance of any unpaid salary which would otherwise be payable to him during the remainder of the term of the agreement.

On January 12, 1998, we entered into an employment agreement with Raymond Paolo to serve as our chief financial officer. On January 1, 1999 we amended this agreement to reflect his current position as our Executive Vice President of administration, secretary and treasurer. The agreement's term is for six years. We increased Mr. Paolo's base compensation of $51,500 per year to $69,500 upon the consummation of a previous private offering, dated August 8, 1998. Under the terms and conditions of the agreement, Mr. Paolo will receive an annual increase in base compensation of 10% for the term of the agreement. We further increased Mr. Paolo's base compensation to $76,450, effective January 1, 1999. After further review of comparable companies, the compensation committee elected on October 1, 1999 to increase Mr. Paolo's base compensation to $200,000. The agreement contains a provision for performance based bonuses, including non-qualified stock options and car allowance. The agreement contains a non-compete clause for a period of two years following the termination of Mr. Paolo's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 90 days written notice by either party. In addition, if we terminate the agreement without cause, Mr. Paolo may be entitled to receive the balance of any unpaid salary which would otherwise be payable to him during the remainder of the term of the agreement.

On May 1, 1999, we entered into an employment agreement with Kenneth Cornell to serve as our Chief Financial Officer. The agreement is for six years. Under the terms and conditions of the agreement, Mr. Cornell will receive a base compensation of $90,000, and an increase annually by 10%, plus such additional increases as may be approved from time to time by us. After further review of comparable companies, the Compensation Committee elected on

October 1, 1999 to increase Mr. Cornell's base compensation to $200,000. The agreement contains a provision for performance based bonuses, including non-qualified stock options and car allowance. The agreement contains a non-compete clause for a period of one-year following the termination of Mr. Cornell's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 90 days written notice by either party. In addition, if we terminate the agreement without cause, Mr. Cornell may be entitled to receive the balance of any unpaid salary which would otherwise be payable to him during the remainder of the term of the agreement.

On August 4, 1999, the Company entered into a three year employment agreement with Mr. Stephen Gilbert, (the former stockholder of cyberTours, Inc.), for the position of Executive Vice President, reporting directly to Mr. Kenneth Cornell, CFO. The agreement provides for an annual base salary of $125,000, plus certain additional performance based compensation determined at the discretion of the Compensation Committee. In addition, Mr. Gilbert was granted 250,000 stock options that vest on certain performance base acquisition measurements. The agreement contains a non-compete clause for a period of two-years following the termination of Mr. Gilbert's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 30 day written notice by either parties. In addition, if we terminate the agreement without cause, Mr. Gilbert may be entitled to receive up to 50% of his then current base salary.

On January 4, 2000 the Company entered into a two year employment agreement with Mr. Charles Cleary for the position of Chief Operating Officer reporting directly to Mr. David Paolo, our President and CEO. The agreement provides for an annual base salary of $200,000, plus certain additional performance based compensation up to 60% of Mr. Cleary's base salary. In addition, Mr. Cleary was granted 125,000 stock options, of which 50,000 vested immediately, with the remaining balance vesting over two years. The agreement contains a non-compete clause for a period of one-year following the termination of Mr. Cleary's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 10 days written notice by either party. In addition, if we terminate the agreement without cause, Mr. Cleary may be entitled to receive a lump sum payment equal to one years annual base salary.

Item 13. EXHIBITS AND REPORTS ON FORM 8K

a)       Financial Statements:
         Independent Auditor's Reports                                 F-1, 2
         Balance Sheets                                                F-3
         Statements of Operations                                      F-4
         Statements of Stockholders' Equity (Deficit)                  F-5
         Statements of Cash Flows                                      F-6
         Notes to Financial Statements                                 F-7, 14

b)       Current Reports on Form 8K

On June 17, 1999, the Company filed a current report on Form 8-K relating to the Company's dismissal of its former independent accountants, Tauber & Balser, P.C.

On August 12, 1999, the Company filed a current report on Form 8-K relating to a stock purchase agreement among the Company and three sellers owning 100% of the issued and outstanding Capital Stock of cyberTours, Inc., a Massachusetts corporation, whereby the company purchased 100% of the cyberTours, Inc., in exchange for 506,667 shares of the Company's common stock, valued at $15.00 a per share or $7,600,000.

On December 12, 1999, we also filed a current report of Form 8-K in connection with the sale of $5,000,000 in common stock to Nortel at a price of $19.50 per share based on the average closing bid price of the shares, as of voted on the Nasdaq National Market System over the twenty trading days proceeding the closing date of December 2, 1999. The shares are subjects certain registration rights.

On February 28, 2000, the Company filed a current report on Form 8-K relating to a Securities Purchase Agreement among the Company and certain buyers named therein for the purchase of 15,000 shares of the Company's

Serieconvertible preferred stock and 594,204 common stock purchase warrants for an aggregate consideration of $15,000,000, and relating to a loan facility of up to $45,000,000 with Nortel c) Exhibits.

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

3.1 Form of Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

3.2 Form of By-laws of Registrant, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed with the Delaware Secretary of State on February 23, 2000. 4.1 Securities Purchase Agreement, dated as of February 28, 2000, by and among the Company and certain Buyers. (incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761).

4.1 Specimen certificate representing Registrant's Common Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

4.2 Registration Rights Agreement, dated as of February 23, 2000, by and among the Company and certain Buyers (incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No.
         000-25761).

4.3 Form of Warrant to purchase shares of Common Stock (incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761).

10.1 David R. Paolo Employment Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

10.2 Raymond Paolo Employment Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

10.4 Lease Agreement for premises located at 3 Regency Plaza, Providence, Rhode Island. (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

10.5 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

10.6 Kenneth M. Cornell Employment Agreement (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307).

10.7 Acquisition agreement between Cybertours, Inc. and Log On America, Inc. (incorporated by reference to the Company's Form 8-K, dated August 12, 1999 (File No. 000-25761).

10.8 Equipment and Service Agreement with Nortel (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307).

10.9 Line of Credit Agreement between Log On America, Inc. and Fleet National Bank (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.10*   Stephen Gilbert Employment Agreement

10.11 Credit Agreement, dated as of January 31, 2000, by and between the Company and Nortel Networks Inc. (Portions omitted pursuant to a confidential treatment request.) Incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761).

10.12*   Charles Cleary Employment Agreement

10.13 Investment agreement between Nortel Networks Inc. and Log On America (incorporated by reference to the Company's Form 8-K, dated February 28, 2000 (File No. 000-25761).

10.14*   Amended agreement Nortel

24.1*    Power of Attorney (set forth on signature page of this Form 10-K)

27*      Financial Data Schedule

* Filed herewith with this Form 10KSB

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                       LOG ON AMERICA, INC.


                                             BY: /S/ David R. Paolo
                                                 ------------------------------
                                                 David R. Paolo, President



POWER OF ATTORNEY KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David R. Paolo, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for his and in his name, place and stead, in any and all capacities, to sign any or all reports (including amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Log On America, Inc. to comply with the applicable provisions of the Securities and Exchange Act of 1934, and all requirements of the securities and exchange commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing necessary or appropriate to be done with respect to this Form 10-KSB and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                                  TITLES                                      DATE


/s/ David R. Paolo
---------------------
David R. Paolo             President, CEO, and Chairman                             March 29, 2000


/s/ Charles F. Cleary
---------------------
Charles F. Cleary          Chief Operating Officer, Director                        March 29, 2000


/s/ Kenneth M. Cornell
---------------------
Kenneth M. Cornell         Chief Financial Officer, Director                        March 29, 2000


/s/ Raymond Paolo
---------------------
Raymond Paolo              Executive Vice President, Secretary, Director            March 29, 2000


/s/ Stephen Gilbert
---------------------
Stephen Gilbert            Executive Vice President, Director                       March 29, 2000


/s/ Shastri Divakaruni
---------------------
Shastri Divakaruni         Director                                                 March 29, 2000


/s/ David M. Robert
---------------------
David M. Robert            Director                                                 March 29, 2000

                         Report of Independent Auditors


To the Stockholders and Directors
  of Log On America, Inc.

We have audited the balance sheet of Log On America, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Log On America, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                             /s/ ERNST & YOUNG LLP


Providence, Rhode Island
March 4, 2000

                         Report of Independent Auditors


To the Stockholders and Directors
  of Log On America, Inc.

We have audited the balance sheet of Log On America, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Log On America, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                             /s/  Tauber & Balser, P.C.


Atlanta, Georgia
February 12, 1999

                              LOG ON AMERICA, INC.
                                 BALANCE SHEETS

                                                                                                        December 31,
                                                                                              ----------------------------
                                                                                                  1999             1998
                                                                                              ------------    ------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents ................................................................    $  7,844,860    $    630,131
Available-for-sale securities-(Note 3) ...................................................      11,203,853               -
Accounts receivable, net of allowance of $66,448 and $16,239, respectively ...............         319,915          93,160
Notes receivable from officers and related parties-(Note 7) ..............................       1,562,757          31,378
Other current assets .....................................................................         558,514           9,964
                                                                                              ------------    ------------
TOTAL CURRENT ASSETS .....................................................................      21,489,899         764,633
                                                                                              ------------    ------------
PROPERTY & EQUIPMENT, net ................................................................       4,967,968          71,845
OTHER ASSETS
Goodwill and other intangible assets, net-(Note 6) .......................................      10,708,990         237,060
Notes receivable officers-(Note 7) .......................................................               -          62,757
Other assets .............................................................................          11,558             705
                                                                                              ------------    ------------
TOTAL OTHER ASSETS .......................................................................      10,720,548         300,522
                                                                                              ------------    ------------
TOTAL ASSETS .............................................................................    $ 37,178,415    $  1,137,000
                                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations-(Note 10) ...................................    $    454,954    $          0
Accounts payable .........................................................................       1,495,918         428,575
Accrued expenses .........................................................................         861,047          18,308
Deferred revenue .........................................................................       1,135,651          17,188
Note payable .............................................................................               -          16,541
                                                                                              ------------    ------------
TOTAL CURRENT LIABILITIES ................................................................       3,947,570         480,612
                                                                                              ------------    ------------

LONG-TERM LIABILITIES
Borrowings under line of credit-(Note 9) .................................................         725,000               -
Advances under multiple term advance term loan agreement-(Note 12) .......................       1,439,582               -
Capital lease obligations-(Note 10) ......................................................         640,179               -
                                                                                              ------------    ------------
TOTAL LONG-TERM LIABILITIES ..............................................................       2,804,761               -
                                                                                              ------------    ------------

TOTAL LIABILITIES ........................................................................       6,752,331         480,612
                                                                                              ------------    ------------

COMMITMENTS-(Note 10) ....................................................................               -               -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 15,000,000 shares, no shares issued and outstanding at December 31, 1999 and 1998,
  respectively-(Note 11) .................................................................               -               -
Common stock, $.01 par value; authorized 125,000,000 shares, 8,289,793 and
  4,610,716 issued and outstanding at December 31, 1999 and 1998, respectively-(Note 11)..          82,898          46,107
Additional paid-in capital ...............................................................      36,095,697       1,032,344
Accumulated other comprehensive loss .....................................................         (38,676)              -
Accumulated deficit ......................................................................      (5,713,835)       (422,063)
                                                                                              ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ...............................................................      30,426,084         656,388
                                                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................    $ 37,178,415    $  1,137,000
                                                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                   --------------------------
                                                       1999           1998
                                                   -----------    -----------

REVENUES .......................................   $ 3,341,075    $   759,878

OPERATING EXPENSES
  Costs of revenue .............................     1,460,854        403,508
  Selling, general and administrative ..........     6,497,908        696,867
  Depreciation and amortization ................     1,275,279         79,522
                                                   -----------    -----------
   Total operating expenses ....................     9,234,041      1,179,897
                                                   -----------    -----------
LOSS FROM OPERATIONS ...........................    (5,892,966)      (420,019)
                                                   -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense .............................       (91,260)        (2,165)
  Other income .................................         5,001              -
  Interest income ..............................       687,453            121
                                                   -----------    -----------
  Net other income (expense) ...................       601,194         (2,044)
                                                   -----------    -----------
NET LOSS .......................................   $(5,291,772)   $  (422,063)
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES USED
  IN COMPUTING BASIC AND DILUTED LOSS
  PER SHARE ....................................     6,655,832      3,708,370
                                                   ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE ........   $      (.80)   $      (.11)
                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                      Accumulated
                                                                          Additional                     Other           Total
                                                 Common Stock Issued       Paid-In      Accumulated  Comprehensive   Stockholders'
                                                Shares      Par Value      Capital        Deficit         Loss      Equity (Deficit)
                                               ----------  ----------    ------------   -----------  -------------  ----------------
BALANCE DECEMBER 31, 1997 ..................         100    $ 179,260    $         -    $  (280,001)   $         -    $  (100,741)

Acquisition of assets and assumptions of
   liabilities by WAN Secure, Inc. .........        (100)    (179,260)             -        280,001              -        100,741
Issuance of common stock, net of issuing
  costs ....................................   4,610,716       46,107      1,032,344              -              -      1,078,451
Net loss ...................................           -            -              -       (422,063)             -       (422,063)
                                              ----------    ---------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1998 ..................   4,610,716       46,107      1,032,344       (422,063)             -        656,388
Net loss ...................................                                             (5,291,772)             -     (5,291,772)
Unrealized loss from available-for-sale
  securities ...............................                                                               (38,676)       (38,676)
                                                                                                                      -----------
Comprehensive loss .........................                                                                           (5,330,448)
                                                                                                                      -----------
Issuance of common stock, net of issuing
  costs ....................................   3,156,410       31,564     27,073,246              -              -     27,104,810
Issuance of common stock for acquisitions ..     522,667        5,227      7,990,107              -              -      7,995,334
                                              ----------    ---------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1999 ..................   8,289,793    $  82,898    $36,095,697    $(5,713,835)   $   (38,676)   $30,426,084
                                              ==========    =========    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                LOG ON AMERICA, INC.
                              STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                                   ----------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................   $ (5,291,772)   $   (422,063)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock issued for services ..................................................              -           4,392
    Stock issued for settlements of prior obligations ..........................              -          10,022
    Notes receivable forgiven related to stock issuance ........................              -          36,110
    Notes receivable officers forgiven .........................................         31,378          31,378
    Depreciation and amortization ..............................................      1,275,279          79,522
    Bad debt provision .........................................................         50,249           3,516
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable ......................................................        (28,188)        (37,074)
      Other current assets .....................................................       (545,105)         (3,618)
      Other assets .............................................................         32,324               -
      Accounts payable .........................................................        704,145         112,951
      Accrued expenses .........................................................        782,860         (65,138)
      Deferred revenue .........................................................        409,358         (21,073)
                                                                                   ------------    ------------
        Total adjustments ......................................................      2,712,300         150,988
                                                                                   ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ..........................................     (2,579,472)       (271,075)
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ........................................     (2,097,176)        (40,821)
  Purchases of available-for-sale securities ...................................    (11,242,529)              -
  Issuance of notes receivable related parties and officers ....................     (1,500,000)        (51,378)
  Acquisitions, less cash acquired .............................................     (2,170,210)              -
                                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................................    (17,009,915)        (92,199)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants ..........................     30,670,000       1,475,000
  Common stock issuance costs ..................................................     (3,565,190)       (447,073)
  Proceeds from line of credit .................................................        725,000               -
  Payments on notes payable ....................................................       (720,273)        (34,522)
  Principal payments on capital lease obligations ..............................       (305,421)              -
                                                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................     26,804,116         993,405
                                                                                   ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................      7,214,729         630,131
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR ....................................        630,131               -
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS END OF YEAR ..........................................   $  7,844,860    $    630,131
                                                                                   ============    ============

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .....................................................................   $     91,260           2,165
                                                                                   ============    ============
  Income taxes .................................................................   $          -    $         -
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Details of acquisitions-(Note 4)
  Fair value of assets acquired ................................................   $  1,499,901    $    362,665
                                                                                   ============    ============
  Intangibles established ......................................................     11,429,890         125,739
                                                                                   ============    ============
  Liabilities assumed ..........................................................      2,764,247         488,404
                                                                                   ============    ============
  Common stock issued ..........................................................      7,995,334               -
                                                                                   ============    ============

Details of  financing activities
  Equipment acquired under capital lease obligations-(Note 10) .................   $    472,221             $ -
                                                                                   ============    ============
  Equipment acquired under Nortel financing agreement-(Note 12) ................   $  1,439,582             $ -
                                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                       LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. NATURE OF BUSINESS AND OPERATING HISTORY

In January 1998, Wan Secure, Inc. ("WS") was organized in Delaware by the former president of Log On America, Inc., a Rhode Island corporation, ("LOARI") to purchase 100% of the outstanding capital stock of Log On America, Inc., a Delaware corporation, ("LOA") from Global Telemedia International, Inc. ("GTMI"). Pursuant to such acquisition, LOA became a wholly owned subsidiary of WS. In September 1998, WS effected a merger with and into LOA, whereby WS was the survivor. Simultaneously with the merger, WS changed its name to Log On America, Inc. ("LOA" or the "Company"). LOA is a Northeast regional Information/Internet service provider and competitive local exchange carrier. The Company's services include high speed data and Internet service, principally utilizing digital subscriber line technology, local exchange service and long distance service. The Company's plan is to rapidly evolve into a leading facilities-based integrated telecommunications provider by offering a single source for competitively priced, high quality, customized telecommunications services. The results of operations for the entire year of WS are included in the 1998 financial statements as the acquisition occurred at the beginning of the year.

Additionally, the Company operates for all periods presented, as a single segment.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

B. Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, available-for-sale securities and accounts receivable. All of the Company's available funds at December 31, 1999 and 1998, were deposited in accounts with financial institutions which management believes are of high credit quality or in government securities and commercial paper. The Company believes that concentration of credit risk with respect to accounts receivable is limited due to advance billings to customers for services, the use of pre-approved charges to customer credit cards, and the ability to terminate access on delinquent accounts.

C. Compensating Balances

At December 31, 1999, the Company is required to maintain compensating balances equal to 125% of borrowings outstanding on the line of credit. At December 31, 1999, the Company had $906,250 available-for-sale securities as compensating balances.

D. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives of the assets.

Leasehold improvements                                       Shorter of lease term or useful life
Electronic communication equipment                                                   3 to 5 years
Furniture and fixtures                                                               3 to 7 years
Computer equipment                                                                        5 years
Office equipment                                                                     3 to 5 years
Computer software                                                                    3 to 5 years

                       LOG ON AMERICA, INC.
             NOTES TO FINANCIAL STATEMENTS-(Continued)
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

E. Equipment Under Capital Leases

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair market value of the assets under lease, whichever is less. Assets under lease are amortized over the lease term or the useful life of the assets.

F. Intangible Assets

Intangible assets consist of the cost of the acquired customer bases, non-compete agreements, and goodwill resulting from business combinations. Intangible assets are amortized using the straight-line method over two to five years. The carrying value of the intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. The Company determines whether impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

G. Revenue Recognition

Revenues are principally generated from dial-up Internet access, web site hosting, commercial leased lines, and other related voice and data services. These revenues are recognized at the time services are provided. Service plans range from one month to one year. Advance collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned. Revenues related to non-recurring installation and activation fees are recorded when the services are provided. These fees are a result of the one-time events related to the set-up of a new customer service. In certain situations, the Company waives non-recurring installation and activation fees. The Company expenses the related direct costs of installation and activation as incurred.

H. Advertising

Advertising costs are charged to expense as incurred and totaled approximately $706,475 and $36,515 for the years ended December 31, 1999 and 1998, respectively.

I. Costs of Revenue

Costs of services principally include costs of data transmission, Internet access, and costs associated with resold lines, exclusive of depreciation and amortization.

J. Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for temporary differences between financial statements and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates and laws that are currently in effect. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

K. Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. Compensation cost to non-employees is measured using the fair value method prescribed by SFAS 123.

                       LOG ON AMERICA, INC.
             NOTES TO FINANCIAL STATEMENTS-(Continued)
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

L. Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include valuation of acquired assets and liabilities, deferred tax assets, net realizable values and useful lives of intangible assets.

M. Net Loss per Common Share

The Company calculates net loss per share under the provisions of SFAS 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be antidilutive. The Company had 1,355,200 options outstanding at December 31, 1999. There were no options outstanding at December 31, 1998. The Company had 995,667 and 1,131,922 warrants to purchase common stock outstanding at December 31, 1999 and 1998, respectively. These options and warrants were not included in the calculation of diluted loss per share because the effect would be antidilutive.

3. INVESTMENTS

Marketable securities that have a readily determined fair market value are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in values determined to be other than temporary in available-for-sale securities are included in interest income.

The following is a summary of available-for-sale securities at December 31, 1999. There were no available-for-sale securities at December 31, 1998.

                                                    Gross        Gross
                                                  Unrealized   Unrealized    Estimated
                                     Cost           Gains        Losses      Fair Value
                                 --------------  ------------ ------------- -------------
 Corporate debt securities       $   8,747,745             -    $ (32,800)   $ 8,714,945
 Governmental debt securities        2,494,784             -       (5,876)     2,488,908
                                 -------------   -----------    ---------    -----------
                                 $  11,242,529             -    $ (38,676)   $11,203,853
                                 =============   ===========    =========    ===========

4. ACQUISITIONS

On August 3, 1999, the Company acquired all of the common stock of cyberTours, Inc. in exchange for 506,667 shares of common stock of the Company, plus the assumption of $2,764,247 in debt. The transaction was accounted for using the purchase method. The purchase price including related acquisition costs and the grant of 50,667 warrants to purchase the Company's common stock to consultants was estimated to be approximately $11,328,580 based on the value of the Company's common stock on the purchase date, and the assumed liabilities. The fair value of the net tangible assets acquired approximated $1,484,191, which consisted primarily of accounts receivables and computer, network and communications equipment. The remaining purchase price was allocated to the acquired customer base, non-compete agreements, and goodwill, which are each being amortized over two to five years.

During 1999, the Company acquired certain assets of three Internet service provider businesses for approximately $1,672,000, including related acquisition costs. The total purchase price included cash and 16,000 shares of the Company's common stock valued at the price of the Company's common stock on the purchase date. The fair value of the net tangible assets acquired, consisting primarily of computer, network and communications equipment approximated $86,500. The remaining purchase price was allocated to the acquired customer base, non-compete agreements and goodwill, which are each being amortized over two to five years

                       LOG ON AMERICA, INC.
             NOTES TO FINANCIAL STATEMENTS-(Continued)
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

The results of operations for the acquisitions listed above are included in the Company's statement of operations from the respective acquisition dates.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998. The unaudited pro forma results of operations assume that the operations of the Company were combined with the acquired companies as if the acquisitions occurred on January 1, 1998. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation and amortization of intangibles. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes were reasonable. The unaudited pro forma results do not purport to represent what the Company's results of operations would actually have been if the transaction in fact had occurred on such date or at the beginning of the period indicated or to project the Company's results of operations at any future date or for any future period.

                                                           (unaudited)
                                                        1999          1998
                                                   ----------------------------
Revenues                                           $ 7,203,410      $ 4,950,828

Net loss                                           $(7,113,607)     $(3,365,534)
Net loss per share, basic and diluted              $     (1.02)     $      (.77)
Weighted average number of shares
  outstanding, basic and diluted                     6,964,376        4,384,591


5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                 December 31,
                                                       ------------------------------
                                                             1999           1998
                                                       ------------------------------
Computer, telecommunications, networking
  and office equipment                                  $ 4,805,083      $   223,758
Leasehold improvements
                                                            126,013           11,954
Construction in progress                                    502,718                -
                                                        -----------      -----------
                                                          5,433,814          235,712
Accumulated depreciation                                   (465,846)        (163,867)
                                                        -----------      -----------
                                                        $ 4,967,968      $    71,845
                                                        ===========      ===========

Depreciation expense for the years ended December 31, 1999 and 1998 was $301,979 and $35,703, respectively.


6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                       December 31,
                                             -----------------------------------
                                                  1999               1998
                                             -----------------------------------
Acquired customer base                        $  7,681,200              $     -
Covenants not to compete                           597,000                    -
Goodwill                                         3,458,426              306,736
                                              ------------         ------------
                                                11,736,626              306,736
Accumulated amortization                        (1,027,636)             (69,676)
                                              ------------         ------------
                                              $ 10,708,990         $    237,060
                                              ============         ============

                       LOG ON AMERICA, INC.
             NOTES TO FINANCIAL STATEMENTS-(Continued)
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

7. NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES

Notes receivable consists of unsecured amounts loaned to officers of the Company and secured amounts loaned to the former stockholders of cyberTours, Inc.

The unsecured loans amount to $62,757 and $94,135 at December 31, 1999 and 1998, respectively. In May 1998, the Company's President and CEO, and an officer and director, executed promissory notes to the Company in the amounts of $77,618 and $47,895, respectively (the "Notes"). Pursuant to the terms of the Notes, the Company agrees to forgive 25% of the principal amount for each note per year if the officers remain employed by the Company. If employment is terminated, the Notes become immediately due and payable. During 1999 and 1998, respectively, $31,378 was released and reported as salaries to these officers.

The secured notes receivable amount to $1,500,000 at December 31, 1999. On November 29, 1999, two employees and the former principal of cyberTours, Inc., executed promissory notes to the Company in the amount of $500,000 each. These notes are secured by 421,333 shares of the Company's common stock. Pursuant to the terms of the Notes, the entire principal balance, together with all unpaid interest, shall be paid on the earlier of (i) the effective registration of the shares of the Company's stock securing these notes with the Securities and Exchange Commission, or (ii) September 14, 2000.

8. INCOME TAXES

The Company recognizes deferred income taxes for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when amounts are likely to be realized or settled.

The following reconciles the federal statutory income tax rate to the effective income tax rate reflected in the statements of operations:

                                                              1999            1998
                                                          -------------  ----------------
            Federal statutory income tax rate                    34.0%             34.0%
            Increase (decrease) in taxes resulting from:
              State income taxes, net                             5.0                5.9
              Goodwill                                           (4.8)               0.0
              Other-net                                          (0.5)               0.0
              Valuation allowance                               (33.7)             (39.9)
                                                          -----------    ---------------
            Effective income tax rate                             0.0%               0.0%
                                                          ===========    ===============

The components of net deferred tax assets were as follows:

                                                              1999            1998
                                                          -------------  ----------------
            Deferred Tax Assets:
              Accounts receivable                           $   21,506     $      -
              Amortization                                      71,937             -
              Commissions                                       52,034             -
              Net operating loss                             2,285,905       180,220

              Other                                              4,218             -
                                                          ------------   ----------------
            Total deferred tax assets                        2,435,600       180,220

            Deferred Tax Liabilities:
              Fixed assets                                     (31,223)            -

            Less: Valuation allowance                       (2,404,377)      (180,220)
                                                           -----------   ----------------
            Net                                            $         -      $       -
                                                           ===========   ================

Net operating loss carryfowards of $5,714,762 will begin to expire in 2018. If realized, the tax benefit of approximately $441,000 (relating to the pre-acquisition period of cyberTours, Inc.) will be applied to reduce goodwill related to the cyberTours, Inc. acquisition.

                       LOG ON AMERICA, INC.
             NOTES TO FINANCIAL STATEMENTS-(Continued)
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

9. LINE OF CREDIT

On August 4, 1999 the Company entered into an agreement with a bank for a $4,000,000 line of credit. The terms of the line of credit require that advances be used for working capital purposes. Borrowings under the line of credit bear interest at a rate equal to the three month LIBOR rate or one year LIBOR rate plus one hundred fifty basis points or, the bank's floating prime rate of interest. The principal balance plus any accrued interest are due and payable on the maturity date. The line of credit matures on August 15, 2001. As of December 31, 1999 the outstanding balance on the line of credit balance was $725,000. The carrying amounts of the Company's borrowings under the line of credit approximate fair value due primarily to its variable interest rate characteristics.


10. COMMITMENTS

A. Leases

The Company leases its facilities and certain equipment under operating and capital leases. The leases expire at various dates through March 31, 2009 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs. Amortization of assets recorded under capital leases is included in depreciation expense.

The minimum aggregate future obligations under noncancelable leases are as follows:

                                                         Operating      Capital
                                                           Leases       Leases
                                                       -------------  ----------
2000 ...............................................    $  929,207    $  563,053
2001 ...............................................       792,038       518,142
2002 ...............................................       589,248       208,449
2003 ...............................................       569,906         2,029
2004 ...............................................       436,275             -
Thereafter .........................................     2,065,810             -
                                                        ----------    ----------
              Total minimum lease payments .........    $5,382,484     1,291,673
                                                        ==========
Less amounts representing interest .................                     196,540
                                                                      ----------
Present value of future minimum lease payments .....                   1,095,133
Less current portion ...............................                     454,954
                                                                      ----------
Present value of future minimum lease payments
  less current portion .............................                  $  640,179
                                                                      ==========

The total net book value of assets on hand subject to capital lease obligations amounted to $1,008,606 at December 31, 1999. There were no assets acquired under capital lease obligations during 1998.

Total expense under these operating leases for the years ended December 31, 1999 and 1998 amounted to $300,787 and $74,553, respectively.

B. Strategic Agreements

On May 18, 1999, the Company entered into an agreement with Nortel Networks, Inc. ("Nortel") which committed the Company to purchase $8,000,000 of equipment and services. The agreement was amended on November 22, 1999 to increase the amount to $47,000,000. The agreement expires on December 31, 2001. The Company intends to finance the purchases under this agreement with the Nortel multiple advance term loan credit facility described in Note 12.

                       LOG ON AMERICA, INC.
             NOTES TO FINANCIAL STATEMENTS-(Continued)
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

11. COMMON STOCK

A.  Stock options

On January 4, 1999, the Company's Board of Directors (the "Board") approved the 1999 Stock Option Plan (the "Plan"). The Plan authorized the grant of options for the purchase of up to 1,000,000 shares of common stock. On November 17, 1999, the Board authorized the increase of the available grants of options from 1,000,000 to 2,500,000 shares of common stock.

Options granted under the Plan are either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 (the "Code") or (b) non-qualified options. ISOs may be granted under the Plan to employees or officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. The price of non-qualified options granted under the Plan shall be determined by the Board, provided that such price shall not be less than 85% of the fair market value of the common stock at the time of grant.

Options granted under the Plan have a term of ten years and typically vest 50% at the end of the first year of continuous employment and 50% at the end of the second year of continuous employment.

The following is a summary of activity under the Plan as of December 31, 1999:

                                                                        Weighted Average
                                                                  ---------------------------
                                                      Number          Fair        Exercise
                                                    of Shares         Value         Price
                                                  --------------- -------------- ------------
         Outstanding at December 31, 1998                      -     $     -       $     -
         Granted at market price                       1,162,700       10.16         13.48
         Granted at 110% of market price                 200,000        9.08         13.48
         Cancelled                                        (7,500)       9.68         12.83
                                                    ------------
         Outstanding at December 31, 1999              1,355,200
                                                    ============

The following summarizes the outstanding and exercisable options under the Plan as of December 31, 1999:

                                                         Options Outstanding        Options Exercisable
                                                      -------------------------- ---------------------------
                                                        Weighted      Weighted                    Weighted
                                                       Avg. Life      Average                     Average
                                     Number            Remaining      Exercise      Number        Exercise
         Exercise Price Range        Outstanding       (in years)      Price      Exercisable      Price
         --------------------------  ---------------  -------------  ----------- --------------  -----------
         $10.00 - 14.00                 1,035,000          9.5         $ 12.68        -               -
         $15.00 - 21.25                   320,200          9.7           15.57        -               -

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 1999: risk-free interest rate of 4.77%, volatility factors of the expected market price of the Company's common stock of 97.2%, and a weighted average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

       December 31, 1999 pro forma net loss           ($8,691,685)
       December 31, 1999 pro forma diluted
         Loss per share                                    ($1.31)

                             LOG ON AMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS-(Continued)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

B. Warrants

The Company, at its discretion, issued warrants to consultants. For warrants issued in 1998, consideration was paid or received by the recipient for each of the instances when warrants were granted. Accordingly, the Company has determined that the fair value of the options granted was nominal and no compensation expense was recognized for the year ended December 31, 1998. During 1999, certain warrants were issued for which the Company did not receive consideration from the recipient. Accordingly, the fair value of the warrants granted is included as part of the purchase price as the services rendered by the recipient related to an acquisition by the Company.

The following is a summary of the Company's warrant activity for the years ended December 31, 1999 and 1998, respectively:
                                                               Weighted
                                                                Average
                                                 Number         Exercise
                                              of warrants        Price
                                              -------------   -------------
         Outstanding at December 31, 1997                -         $    -
         Granted                                 1,131,922           1.29
                                              -------------
         Outstanding at December 31, 1998        1,131,922
         Granted                                   270,667          15.70
         Exercised                                (370,000)          1.00
         Cancelled                                 (36,922)          2.94
                                              -------------
         Outstanding at December 31, 1999          995,667
                                              =============

C. Common stock

On April 22, 1999, the Company completed an initial public offering ("IPO") of 2,530,000 common shares at a price of $10.00 per share. In connection with the IPO, 220,000 underwriter warrants were granted. On December 10, 1999, the Company completed the sale of 256,410 common shares to Nortel Networks Inc. ("Nortel") at a price of $19.50 per share. In addition, during 1999 the Company issued 522,667 common shares in connection with acquisitions identified in Note 4.

On November 17, 1999, the Company filed an amendment to its Certificate of Incorporation which increased the number of authorized shares of Common Stock, $.01 par value, from 20,000,000 to 125,000,000 shares. In addition, the amendment authorized up to 15,000,000 shares of a new class of undesignated Preferred Stock ("Blank Check Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock.

12. SUBSEQUENT EVENTS

On February 23, 2000, the Company sold 15,000 shares of the Company's Series A Convertible Preferred Stock, $.01 per share (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell, and may be obligated to sell, up to an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000.

Simultaneously, the Company entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel. Under the Credit Agreement, Nortel has committed to an initial advance to the Company of up to $30,000,000 and, subject to certain conditions an additional $15,000,000 to finance the Company's commitment to purchase, by December 31, 2001, up to $47,000,000 of equipment and services from Nortel. Under the Credit Agreement, the Company will begin repayment of the facility over a five-year period upon completion of the purchases from Nortel. The Company has granted a security interest in substantially all of the Company's assets under the Credit Agreement. As of December 31, 1999 Nortel has advanced $1,439,582 which has been considered advances under the Credit Agreement.

                                 AMENDMENT NO. 1
                                       TO
                               PURCHASE AGREEMENT

THIS AMENDMENT NO. 1 ("Amendment") effective as of this 22nd day of November, 1999 is made by and between Nortel Networks Inc. ("Nortel Networks") with offices located at 4010 E. Chapel Hill - Nelson Hwy., Research Triangle Park, North Carolina 27709 and Log on America, Inc. ("Company") with offices located at 3 Regency Plaza, Providence, RI 02903.

WHEREAS, the parties entered into a master purchase agreement dated May 18, 1999 ("Agreement") for the purchase of various products and services and capitalized terms not otherwise defined herein have their respective meanings set forth in the Agreement.

WHEREAS, in order to document a new multi-product commitment, the parties agree to add terms and conditions for the purchase of certain additional products to the Agreement.

NOW, THEREFORE, in consideration of the premises and mutual covenants herein set forth, the parties agree as follows:

1. Section 1.d) of the Agreement is hereby deleted in its entirety and replaced with the following:
         d) Company commits to purchase and pay for an aggregate net amount of Products and Services as identified in Exhibit B ("Committed
         Products") prior to December 31, 2001. Such Committed Products shall be purchased under the terms and conditions of this Agreement, or under the supervising provisions of a lease or loan agreement ("Financing Agreement") which the parties intend to negotiate prior to shipment of these Committed Products. Any Committed Products for which Company chooses to use funds from the Financing Agreement shall hereinafter be referred to as "Financed Product." The total purchase of the Committed Products shall be for an aggregate net amount of forty-seven million one hundred sixty-six thousand five hundred and thirty dollars ($47,166,530) ("Commitment"). In the event Company does not purchase and pay for the total net amount of the Commitment by December 31, 2001, then Nortel Networks shall on or about December 31, 2001 invoice Company for an amount equal to the difference between the aggregate net amount of the Commitment then due and the net Committed Products purchased by December 31, 2001. On or before December 1, 2001, the parties may mutually agree in writing to extend the date by which the Commitment must be fulfilled from December 31, 2001 to a date no later than June 30, 2002. Notwithstanding anything to the contrary contained herein, Company may at any time cancel and/or refuse to purchase and pay for any portion of the Services defined within the terms of Committed Products up to and including six million seven hundred fifty-four thousand three hundred and eight dollars ($6,754,308) of the Commitment.

2. A new Section 1.e) is hereby added to the Agreement as follows:
         e) Nortel Networks and Company intend to enter into a separate promotional allowance agreement on or before January 31, 2000.

3. Exhibit B of the Agreement shall be deleted in its entirety and replaced with the Exhibit B attached hereto.

4. For purposes of this Agreement "Shares Products" shall mean Products listed under the heading "Shares" in Exhibit B.

5. Exhibit A, Supplemental Terms Annex shall be amended by adding in the reference to Article 9, Section a) the following warranty periods:

-------------------------------------------------------------------------------------------------------
Data Product         Hardware                      Software                   Services
-------------------------------------------------------------------------------------------------------
Shares Products       12 months from ship date      90 days from ship date    12 months from completion
-------------------------------------------------------------------------------------------------------

6. Attachment 1 to Exhibit A, Supplemental Terms Annex shall be amended by adding Shasta Products.

Except as expressly amended above, all provisions of the Agreement shall remain unchanged and in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

LOG ON AMERICA, INC.                              NORTEL NETWORKS INC.

By: /s/ Illegible                                 By:
   ----------------------------                      ------------------------
         (signature)                                       (signature)

Title:   CEO                                      Title:
      -------------------------                         ---------------------
Date:    3/13/99                                  Date:
      -------------------------                         ---------------------

Privileged and Confidential          Page 1