Form 10QSB
period 2000-03-31
LOG ON AMERICA INC
filed 2000-05-15
CIK 1074927

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     05-0496586
      -------------------                            -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

          One Cookson Place, 6th Floor, Providence, Rhode Island 02903
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 453-6100
                                 --------------
              (Registrant's telephone number, including area code)

                 3 Regency Plaza, Providence, Rhode Island 02903
                 -----------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

As of May 1, 2000, a total of 8,328,534 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX

                                                                                                        Page No.

PART I.           FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Balance Sheets as of  March 31, 2000 and December 31, 1999................................  3
                  Statements of Operations for the Three Months Ended March 31, 2000 and 1999...............  4
                  Statements of Cash Flows for the Three Months Ended  March 31, 2000 and 1999..............  5
                  Notes to Financial Statements.............................................................  6
  Item 2.  Management's Discussion and Analysis or Plan of Operation........................................  7

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings......................................................................... 11
  Item 2.         Changes in Securities and Use of Proceeds................................................. 11
  Item 3.         Defaults in Senior Securities............................................................. 11

  Item 4.         Submission of Matters to a Vote of Security Holders....................................... 11
  Item 5.         Other Information......................................................................... 11
  Item 6.         Exhibits and Reports on Form 8-K.......................................................... 11

Signatures.................................................................................................. 12

Part 1. Financial Information

                              LOG ON AMERICA, INC.
                                 BALANCE SHEETS

                                                                                             (Unaudited)         (Audited)
                                                                                                March 31,       December 31,
                                                                                                  2000              1999
                                                                                            ---------------   ---------------
                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents............................................................     $  14,814,247       $ 7,844,860
   Available-for-sale securities........................................................        12,717,380        11,203,853
   Accounts receivable, net of allowance of $71,488 and $66,448, respectively...........           428,870           319,915
   Notes receivable from officers and related parties...................................         1,562,757         1,562,757
   Other current assets.................................................................         1,045,770           558,514
                                                                                            ---------------   ---------------
     TOTAL CURRENT ASSETS...............................................................        30,569,024        21,489,899
                                                                                            ---------------   ---------------
PROPERTY & EQUIPMENT, net...............................................................         7,736,799         4,967,968
OTHER ASSETS

   Goodwill and other intangible assets, net............................................        11,696,565        10,708,990
   Financing costs, net.................................................................           585,714                 -
   Other assets.........................................................................            97,891            11,558
                                                                                            ---------------   ---------------
      TOTAL OTHER ASSETS................................................................        12,380,170        10,720,548
                                                                                            ---------------   ---------------
TOTAL ASSETS............................................................................     $  50,685,993      $ 37,178,415
                                                                                            ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Current portion of capital lease obligations..........................................     $    490,299       $    454,954
  Accounts payable and accrued expenses.................................................        2,168,074          2,356,965
  Deferred revenue......................................................................        1,152,319          1,135,651
                                                                                            ---------------   ---------------
   TOTAL CURRENT LIABILITIES............................................................        3,810,692          3,947,570
                                                                                            ---------------   ---------------

LONG-TERM LIABILITIES

  Borrowings under line of credit.......................................................          725,000            725,000
  Advances under multiple term advance term loan agreement..............................        2,321,598          1,439,582
  Capital lease obligations.............................................................          517,829            640,179
                                                                                            ---------------   ---------------
   TOTAL LONG-TERM LIABILITIES..........................................................        3,564,427          2,804,761
                                                                                            ---------------   ---------------

TOTAL LIABILITIES.......................................................................        7,375,119          6,752,331
                                                                                            ---------------   ---------------

Redeemable convertible preferred stock, $.01 par value; authorized 15,000,000 shares,
   Series A 15,000 shares issued and outstanding at March 31, 2000......................        7,500,000                  -

Commitments.............................................................................                -                  -

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value; authorized 125,000,000 shares, 8,328,534 and
    8,289,793 issued and outstanding at March 31, 2000 and December 31, 1999,
    respectively.......................................................................            83,285             82,898
  Additional paid-in capital...........................................................        44,160,810         36,095,697
  Accumulated other comprehensive loss.................................................            (9,090)           (38,676)
  Accumulated deficit..................................................................        (8,424,131)        (5,713,835)
                                                                                            ---------------   ---------------
   TOTAL STOCKHOLDERS' EQUITY..........................................................        35,810,874         30,426,084
                                                                                            ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................      $ 50,685,993       $ 37,178,415
                                                                                            ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                       LOG ON AMERICA, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                           Three Months Ended March 31,
                                                                      ------------------------------------
                                                                             2000               1999
                                                                      ------------------  ----------------

 REVENUES.........................................................      $    2,388,357      $    238,644

 OPERATING EXPENSES
   Costs of revenue...............................................           1,006,527           119,941
   Selling, general and administrative............................           3,496,688           287,849
   Depreciation and amortization..................................             865,306            19,338
                                                                      ------------------  ----------------
    Total operating expenses......................................           5,368,521           427,128
                                                                      ------------------  ----------------
 LOSS FROM OPERATIONS.............................................          (2,980,164)         (188,484)
                                                                      ------------------  ----------------

 OTHER INCOME (EXPENSE)
   Interest expense...............................................             (61,993)             (280)
   Interest income................................................             331,861               743
                                                                      ------------------  ----------------
   Net other income (expense).....................................             269,868               463
                                                                      ------------------  ----------------
 NET LOSS.........................................................      $   (2,710,296)     $   (188,021)
                                                                      ==================  ================

WEIGHTED AVERAGE COMMON
SHARES USED IN COMPUTING BASIC
AND DILUTED LOSS PER SHARE........................................           8,302,990         4,610,716
                                                                      ==================  ================
 BASIC AND DILUTED LOSS PER COMMON SHARE..........................               (0.33)            (0.04)
                                                                      ==================  ================


   The accompanying notes are an integral part of these financial statements.

                               LOG ON AMERICA, INC.
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                        ---------------------------------------
                                                                                               2000                1999
                                                                                        -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................     $     (2,710,296)    $       (188,021)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Notes receivable officers forgiven...............................................                    -                7,845
    Depreciation and amortization....................................................              865,306               19,336
    Bad debt provision...............................................................                5,040                1,660
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable............................................................             (113,995)              (7,233)
      Other current assets...........................................................             (296,777)            (207,915)
      Other assets...................................................................              (86,333)             (17,586)
      Accounts payable and accrued expenses..........................................             (502,891)               1,988
      Deferred revenue...............................................................               16,668               (3,389)
                                                                                        -------------------  ------------------
        Total adjustments............................................................             (112,982)            (205,294)
                                                                                        -------------------  ------------------
NET CASH USED IN OPERATING ACTIVITIES................................................           (2,823,278)            (393,315)
                                                                                        -------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..............................................           (2,195,889)             (22,680)
  Purchases of available-for-sale securities.........................................           (1,483,941)                   -
  Acquisitions.......................................................................           (1,100,500)                   -
                                                                                        -------------------  ------------------
NET CASH USED IN INVESTING ACTIVITIES................................................           (4,780,330)             (22,680)
                                                                                        -------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable convertible preferred stock and stock warrants.          15,000,000                    -
  Issuance costs on preferred stock...................................................             (40,000)                   -
  Issuance costs on long term debt....................................................            (300,000)                   -
  Payments on notes payable...........................................................                   -               (1,502)
  Principal payments on capital lease obligations.....................................             (87,005)
                                                                                        -------------------  ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................................          14,572,995               (1,502)
                                                                                        -------------------  ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................           6,969,387             (417,497)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD.........................................           7,844,860              630,131
                                                                                        -------------------  ------------------
CASH AND CASH EQUIVALENTS END OF PERIOD...............................................     $    14,814,247      $       212,634
                                                                                        ===================  ==================

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest............................................................................     $        61,993      $             -
                                                                                        ===================  ==================
  Income taxes........................................................................     $             -      $             -
                                                                                        ===================  ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Details of acquisitions

  Fair value of assets acquired.......................................................     $        100,000     $             -
                                                                                        ===================  ==================
  Intangibles established.............................................................            1,620,000                   -
                                                                                        ===================  ==================
  Liabilities assumed.................................................................               14,000                   -
                                                                                        ===================  ==================
  Common stock issued.................................................................              605,500                   -
                                                                                        ===================  ==================

Details of  financing activities
  Equipment acquired under Nortel financing agreement.................................     $        882,016     $             -
                                                                                        ===================  ==================



   The accompanying notes are an integral part of these financial statements.

Part 1.  Financial Information

1.    Notes to Financial Statements (Unaudited)

March 31, 2000

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

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

C. Financing Arrangements

On February 23, 2000, the Company sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000. The proceeds of the Preferred Shares has been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction.

Simultaneously, the Company entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel Networks, Inc. ("Nortel"). Under the Credit Agreement, Nortel has committed to an initial advance to the Company of up to $30,000,000 and a second advance of up to an additional $15,000,000 to finance the Company's commitment to purchase, by December 31, 2001, up to $47,000,000 of equipment and services from Nortel. Under the Credit Agreement, the Company will begin repayment of the facility over a five-year period upon completion of the purchases from Nortel. The Company has granted a security interest in substantially all of the Company's assets under the Credit Agreement. As of March 31, 2000 Nortel has advanced $2,321,598 which has been considered advances under the Credit Agreement.

D. Acquisitions

During the three months ending March 31, 2000, the Company acquired certain assets of three Internet service provider businesses for approximately $1,720,000, including related acquisition costs. The total purchase price included cash and 38,741 shares of the Company's common stock. The pro forma impact of these acquisitions has not been presented as the impact would be considered immaterial.

E. Comprehensive Loss

Components of comprehensive loss are as follows:

                                             March 31,          March 31,
                                               2000               1999
                                          ------------        ------------
Net loss                                  $ (2,710,296)        $ (188,021)

Other comprehensive income (loss)-
Unrealized Gains (losses) on marketable
securities                                    29,586                 --
                                          ------------         ----------

Comprehensive loss                        $ (2,680,710)        $ (188,021)
                                          ============         ==========

Accumulated other comprehensive loss at March 31, 2000 and December 31, 1999 is composed of unrealized gains (losses) on marketable securities amounting to losses of $9,090 and $38,676, respectively.

F. Subsequent Events

On April 28, 2000, the Company acquired certain assets of a telephone field service provider in exchange for $500,000 in cash and 25,712 shares of our Common Stock.

Item 2.     Management's Discussion and Analysis.

              Special Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-QSB about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

      o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

      o increased competition in the Internet ; Internet capacity; general risks of the Internet;

      o success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;

      o  availability, terms and deployment of capital;

      o construction schedules; costs and other effects of legal and administrative proceedings;

      o dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

      o  development risks; risks relating to the availability of financing; and

      o other factors referenced in this Report and the Form 10-KSB, as amended.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Log On America, Inc. (the "Company") is a Northeast Regional Data Competitive Local Exchange Carrier ("D-CLEC+") providing local dial tone, in-state toll, long distance, and high-speed Internet access and cable programming solutions over traditional copper wire using Digital Subscriber Line (xDSL) technology to residential and commercial clients throughout the Northeast. The Company completed the first phase of its growth plan in 1999, the acquisition phase, which established a critical mass of customers throughout the New England states. Concurrently, through a series of selectively targeted transactions, the Company established partnerships with the best of breed in the communications industry and secured the funding needed to implement the second phase of the Company's business strategy, the deployment of an advanced communications network. This included Nortel taking a 3.1% stake in the Company, representing one of only three such direct equity investments ever made by Nortel.

Under the next phase of the Company's business strategy it plans to systematically build-out a high-speed network, which will ultimately give the Company one of the most powerful networks in the Northeast, connecting the under-served, near urban markets. When complete, the Company will own the customers, it will own the network and it will own the services provided on the network, enabling it to further accelerate its revenue growth by expanding the xDSL and other bundled broadband services offered.

Results of Operations

Three Months Ended March 31, 2000
versus Three Months Ended March 31, 1999

Revenues

Revenues increased by $2,149,713 or 901% to $2,388,357 for the three months ended March 31, 2000 as compared to $238,644 for the comparable period in 1999. The increase in revenue is due primarily to acquisitions, increased direct sales efforts, organic growth, increased services offerings, and an aggressive marketing campaign in both Rhode Island and Maine.

Costs of revenue

Costs of revenue increased by $886,586 or 739%, to $1,006,527 for the three months ended March 31, 2000 as compared to $119,941 for the comparable period in 1999. This increase is due primarily to the variable and fixed network costs associated with the increase in revenue.

Selling, general and administrative expense

Selling, general and administrative expenses increased by $3,208,839 to $3,496,688 for the three months ended March 31, 2000 as compared to $287,849 for the comparable period in 1999. This increase is due primarily to the salaries and related expenses for the development of our business, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of the Company have expanded over the past year, so have these expenses to support such growth.

Depreciation and amortization

Depreciation and amortization increased by $845,968 to $865,306 for the three months ended March 31, 2000 as compared to $19,338 for the comparable period in 1999. This increase is due primarily to the amortization expense related to the intangible assets associated with the acquisitions and the depreciation on the equipment costs associated with the buildout of our ISP network backbone and the internal infrastructure to accommodate the increased usage of our external and internal network.

Other Income

Other income increased by $269,405 to $269,868 for the three months ended March 31, 2000 as compared to $463 for the comparable period in 1999. This increase is due primarily to the investment income earned on the proceeds from the initial public offering on April 22, 1999, the equity investment by Nortel on December 12, 1999, and proceeds from the issuance of Preferred Stock on February 23, 2000.

Liquidity and Capital Resources

The development and expansion of our business requires substantial capital investment for the procurement, design and construction of our central office collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $2,195,889 for the three months ended March 31, 2000. The Company expects capital expenditures to be significantly higher in future periods arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

The Company's capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological, and competitive developments, or if;

      - demand for the Company's services or our anticipated cash flow from operations is less or more than expected; or
      - development plans or projections change or prove to be inaccurate; or
      - the Company engages in any acquisitions; or
      - the Company accelerates deployment of our network services or otherwise alters the schedule or targets of our rollout plan.

As of March 31, 2000, the Company had an accumulated operating deficit of $8,424,131 and cash and cash equivalents and available-for-sale securities of $27,531,627. Net cash used in operating activities was $2,823,278 and $385,836 for the three months ended March 31, 2000 and 1999, respectively. The net cash used in operations was primarily due to net losses, offset in part by increases in depreciation and amortization expenses, accrued expenses and deferred revenue for the three months ended March 31, 2000, and by an increase in depreciation and amortization expenses, officer notes forgiven, accrued expenses, and accounts payable for the three months ended March 31, 1999. The net cash used in investing activities was $4,780,330 for the three months ended March 31, 2000, related primarily to the purchase of available-for-sale securities, acquisitions and purchases of property and equipment. The net cash used in investing activities was $22,680 for the three months ended March 31, 1999, and related to purchases of property and equipment. Net cash provided by financing activities was $14,572,995 for the three months ended March 31, 2000 and was primarily due to net proceeds from the issuance of Preferred Stock and common stock warrants and offset in part by issuance costs on the Senior Secured Credit Agreement with Nortel. Net cash used in financing activities was $1,502 for the three months ended March 31, 1999 and was primarily related to payments on notes outstanding.

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

The Company believes that the existing capital resources will be sufficient to fund its expansion and operating deficits through 2000. The Company may decide to seek additional capital earlier than the end of 2000, the timing of which will depend upon market conditions, among other things. The actual amount and timing of its future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. The Company may also need additional financing if: the Company alters the schedule, targets or scope of the network rollout plan; the plans or projections change or prove to be inaccurate; or the Company acquires other companies or businesses. The Company may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. The Company may be unsuccessful in raising sufficient additional capital. In particular, the Company may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in the Company's financing agreements and that will not impair the Company's ability to develop its business. If the Company fails to raise sufficient funds, the Company may need to modify, delay or abandon some of the planned future expansion or expenditures, which could have a material adverse effect on the business, prospects, financial condition and results of operations.

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

Recent Developments

In April 2000, we announced that Robert Annunziata joined our Board of Directors and now serves as Chairman of our newly formed Advisory Board. Mr. Annunziata served as Chief Executive Officer of Global Crossing Ltd. until March 2000, and continues to serve as director of the company. Previously, he served as Chairman and Chief Executive Officer of Teleport Communications Group before being acquired by AT&T. At AT&T he was President of AT&T Business Solutions, which was AT&T's largest revenue producer.


                                     PART II
                                OTHER INFORMATION

Item 1:     Legal Proceedings

None.

Item 2:     Changes in Securities and Use of Proceeds

On February 23, 2000, the Company sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, the Company can sell an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000. The Company will utilize these proceeds for general corporate and working capital purposes.

During the three months ending March 31, 2000, the Company acquired certain assets of three Internet service provider businesses for approximately $1,720,000, including related acquisition costs. The total purchase price included cash and 38,741 shares of the Company's common stock.

The above-mentioned sales of the Company's Common Stock were private transactions exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to section 4(2) and 4(6) of the Securities Act or Regulation D Rule 506 promulgated under the Securities Act.

Item 3. Defaults in Senior Securities.

None.

Item 4:     Submission of Matters to a Vote of Security Holders

None.

Item 5:     Other Information

None.

Item 6:     Exhibits and Reports on Form 8K

(1)   Exhibits:

            27.1  Financial Data Schedule

(2)   Reports on Form 8-K:

                             On February 28, 2000, the Company filed a current report on Form 8-K (File No. 000-25761) relating to a securities purchase agreement among Log On America and certain buyers named therein for the purchase of 15,000 shares of the Company's Series A Redeemable Convertible Preferred Stock and

      594,204 Common Stock Purchase Warrants for an aggregate consideration of $15,000,000, and relating to a loan facility of up to $45,000,000 with Nortel.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOG ON AMERICA, INC.

                                    By:  /S/  Kenneth M. Cornell
                                         ----------------------------
Date: May 15, 2000                            Kenneth M. Cornell,
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)