Form 10QSB
period 2000-06-30
LOG ON AMERICA INC
filed 2000-08-14
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                 (401) 459-6550
                                 --------------
              (Registrant's telephone number, including area code)

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

            |X| Yes        |_| No

As of August 1, 2000, a total of 8,796,801 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets as of June 30, 2000 and December 31, 1999...........  3
          Statements of Operations for the Three Months and Six Months
          Ended June 30, 2000 and 1999.......................................  4
          Statements of Cash Flows for the Six Months Ended
             June 30, 2000 and 1999..........................................  5
          Notes to Financial Statements......................................  6

  Item 2. Management's Discussion and Analysis or Plan of Operation..........  7

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................. 12
  Item 2. Changes in Securities and Use of Proceeds.......................... 12
  Item 3. Defaults in Senior Securities...................................... 12
  Item 4. Submission of Matters to a Vote of Security Holders................ 12
  Item 5. Other Information.................................................. 12
  Item 6. Exhibits and Reports on Form 8-K................................... 12

Signatures................................................................... 13

Part 1. Financial Information

                              LOG ON AMERICA, INC.
                                 BALANCE SHEETS

                                                 (Unaudited)        (Audited)
                                                   June 30,        December 31,
                                                     2000              1999
                                                 ------------      ------------
                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............     $ 11,360,979      $  7,844,860
   Available-for-sale securities ...........        8,898,323        11,203,853
   Accounts receivable, net of
     allowance of $137,584 and
     $66,448, respectively .................        1,012,079           319,915
   Notes receivable from officers
     and related parties ...................        1,604,950         1,562,757
   Other current assets ....................        1,292,583           558,514
                                                 ------------      ------------
     TOTAL CURRENT ASSETS ..................       24,168,914        21,489,899
                                                 ------------      ------------
PROPERTY & EQUIPMENT, net ..................       15,128,781         4,967,968
OTHER ASSETS
  Goodwill and other intangible
    assets, net ............................       11,583,192        10,708,990
  Financing costs, net .....................          691,845              --
  Other assets .............................          100,772            11,558
                                                 ------------      ------------
  TOTAL OTHER ASSETS .......................       12,375,809        10,720,548
                                                 ------------      ------------
TOTAL ASSETS ...............................     $ 51,673,504      $ 37,178,415
                                                 ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital
    lease obligations ......................     $    474,768      $    454,954
  Accounts payable and accrued
    expenses ...............................        4,823,556         2,356,965
  Deferred revenue .........................        1,304,069         1,135,651
                                                 ------------      ------------
  TOTAL CURRENT LIABILITIES ................        6,602,393         3,947,570
                                                 ------------      ------------

LONG-TERM LIABILITIES
  Borrowings under line of credit ..........          875,000           725,000
  Advances under multiple term
    advance term loan agreement ............        6,189,884         1,439,582
  Capital lease obligations ................          431,341           640,179
                                                 ------------      ------------
  TOTAL LONG-TERM LIABILITIES ..............        7,496,225         2,804,761
                                                 ------------      ------------

TOTAL LIABILITIES ..........................       14,098,618         6,752,331
                                                 ------------      ------------

Redeemable convertible preferred
  stock, $.01 par value; authorized
  15,000,000 shares, Series A 15,000
  shares issued and outstanding at
  June 30, 2000 ............................        8,383,562              --

Commitments ................................             --                --

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 125,000,000 shares,
    8,796,801 and 8,289,793 issued
    and outstanding at June 30, 2000
    and December 31, 1999, respectively ....           87,968            82,898
  Additional paid-in capital ...............       43,098,455        36,095,697
  Accumulated other comprehensive
    (income) loss ..........................           24,900           (38,676)
  Accumulated deficit ......................      (14,019,999)       (5,713,835)
                                                 ------------      ------------
   TOTAL STOCKHOLDERS' EQUITY ..............       29,191,324        30,426,084
                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY ...................................     $ 51,673,504      $ 37,178,415
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                          LOG ON AMERICA, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                             ----------------------------    ----------------------------
                                                                 2000            1999            2000            1999
                                                             ------------    ------------    ------------    ------------
REVENUES .................................................   $  3,050,941    $    245,267    $  5,439,298    $    483,911

OPERATING EXPENSES
  Costs of revenue .......................................      1,762,031         123,284       2,768,558         243,225
  Selling, general and administrative ....................      6,110,307         702,564       9,606,995         990,413
  Depreciation and amortization ..........................      1,055,513          23,626       1,920,819          42,964
                                                             ------------    ------------    ------------    ------------
   Total operating expenses ..............................      8,927,851         849,474      14,296,372       1,276,602
                                                             ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS .....................................     (5,876,910)       (604,207)     (8,857,074)       (792,691)
                                                             ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest expense .......................................       (103,924)           (597)       (148,464)           (877)
  Interest income ........................................        392,007         145,863         723,868         146,605
  Other income (expense) .................................         (7,041)           --           (24,494)           --
                                                             ------------    ------------    ------------    ------------
  Net other income (expense) .............................        281,042         145,266         550,910         145,728
                                                             ------------    ------------    ------------    ------------
NET LOSS .................................................     (5,595,868)       (458,941)     (8,306,164)       (646,963)

  Preferred stock dividends ..............................       (424,110)           --          (424,110)           --
  Preferred stock accretion ..............................       (883,562)           --          (883,562)           --
                                                             ------------    ------------    ------------    ------------
Net loss applicable to common stockholders ...............   $ (6,903,540)   $   (458,941)   $ (9,613,836)   $   (646,963)
                                                             ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS PER SHARE................      8,720,859       6,390,057       8,511,986       5,575,191
                                                             ============    ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE ..................          (0.79)          (0.07)          (1.13)          (0.12)
                                                             ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................    $ (8,306,164)    $   (646,963)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Notes receivable officers forgiven .......            --             15,688
    Depreciation and amortization ............       1,920,819           42,964
    Bad debt provision .......................          71,136            8,285
    Changes in operating assets and
      liabilities, net of effects
      of acquisitions:
      Accounts receivable ....................        (763,300)         (62,498)
      Other current assets ...................        (498,485)        (102,443)
      Other assets ...........................         (89,214)         (17,111)
      Accounts payable and accrued
        expenses .............................         926,020          233,329
      Deferred revenue .......................         168,418           42,062
                                                  ------------     ------------
        Total adjustments ....................       1,735,394          160,276
                                                  ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES ........      (6,570,770)        (486,687)
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ......      (5,116,475)        (494,270)
  Issuance of notes receivable ...............         (42,193)        (200,000)
  Sales of available-for-sale securities .....       2,369,106             --
  Acquisitions ...............................      (1,614,500)            --
                                                  ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ........      (4,404,062)        (694,270)
                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock .........            --         25,300,000
  Proceeds from issuance of redeemable
    convertible preferred stock and
    stock warrants ...........................      15,000,000             --
  Issuance costs on common stock .............            --         (3,465,186)
  Issuance costs on preferred stock ..........         (40,000)            --
  Issuance costs on long term debt ...........        (430,025)            --
  Borrowings unders line of credit ...........         150,000             --
  Payments on notes payable ..................            --             (3,029)
  Principal payments on capital
    lease obligations ........................        (189,024)            --
                                                  ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....      14,490,951       21,831,785
                                                  ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....       3,516,119       20,650,828
CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD ..................................       7,844,860          630,131
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS END OF PERIOD ......    $ 11,360,979     $ 21,280,959
                                                  ============     ============

SUPPLEMENTAL SCHEDULES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
  Interest ...................................    $    123,459     $        877
                                                  ============     ============
  Income taxes ...............................    $       --       $       --
                                                  ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Details of acquisitions
  Fair value of assets acquired ..............    $    208,414     $       --
                                                  ============     ============
  Intangibles established ....................       2,261,586             --
                                                  ============     ============
  Common stock issued ........................         855,500             --
                                                  ============     ============

Details of  financing activities
  Equipment acquired under Nortel
    financing agreement ......................    $  4,750,302     $       --
                                                  ============     ============
  Capital equipment accrued ..................         649,593             --
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

1. Notes to Financial Statements (Unaudited)

June 30, 2000

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

B. Earnings (Loss) Per Common Share

Basic earnings per common share is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares of the Company's common stock ("Common Stock"), after giving consideration to common shares subject to repurchase that are outstanding during the period.

Diluted earnings per common share is determined in the same manner as basic earnings per common share except that the number of common shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per common share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

C. Acquisitions

During the six months ending June 30, 2000, the Company acquired certain assets of three Internet service provider businesses and one telephone field service provider for approximately $2,470,000, including related acquisition costs. The total purchase price included cash and 64,811 shares of the Company's common stock. The pro forma impact of these acquisitions has not been presented as the impact would be considered immaterial.

D. Comprehensive Loss

Components of comprehensive loss are as follows:

                                                     June 30,         June 30,
                                                      2000             1999
                                                   -----------      -----------

Net loss                                           $(8,306,164)     $  (646,963)

Other comprehensive income (loss) -
Unrealized gains (losses) on marketable
securities                                              63,576             --
                                                   -----------      -----------

Comprehensive loss                                 $      (588)     $  (646,963)
                                                   ===========      ===========

Accumulated other comprehensive income (loss) at June 30, 2000 and December 31, 1999 is composed of unrealized gains (losses) on marketable securities amounting to $24,900 and $(38,676), respectively.

E. Financing

On February 23, 2000 we sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (The "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. Subject to certain conditions, we can sell an additional 20,000 Preferred Shares and related Warrants for an additional $20,000,000. The proceeds of the Preferred Shares has been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction.

The Preferred Shares are redeemable no earlier than February 23, 2003, at a minimum redemption price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends. Because the fair value of the Preferred Shares was less than the mandatory redemption amount at issuance, periodic accretions from stockholders' equity are made so that the carrying amount equals the redemption amount on the redemption date. Accretions amounted to $883,562 in fiscal year 2000.

Simultaneously, we entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel Networks, Inc. ("Nortel"). Under the Credit Agreement, Nortel has committed to an initial advance of up to $30,000,000 and a second advance of up to an additional $15,000,000 to finance our commitment to purchase, by December 31, 2001, up to $47,000,000 of equipment and services from Nortel. Under the Credit Agreement, we will begin repayment of the facility over a five-year period upon completion of the purchases from Nortel. We have granted a security interest in substantially all of our assets under the Credit Agreement. As of June 30, 2000 Nortel has advanced $6,189,884, which has been considered advances under the Credit Agreement. The Credit Agreement has certain restrictive financial covenants. Such covenants include minimum EBITDA and annualized EBITDA with respect to financial ratios. At June 30, 2000, we were substantially not in compliance with such covenants but have obtained the necessary waivers from Nortel effective June 30, 2000 and for all future periods.

Item 2. Management's Discussion and Analysis

Overview

Log On America, Inc. will be the first in the industry to establish a new model of service delivery for broadband value-added services effectively functioning as a Solutions LEC (SLEC). We have determined that the traditional CLEC/DLEC service delivery models do not adequately serve a large portion of the growing communications marketplace. We also recognize that traditional communications products do not fulfill the competitive business requirements of many of the fastest growing business segments. Some of these segments have not been addressed nor identified by the existing service providers. Two of these un-addressed market segments that will be addressed by our highly leveraged, fully integrated end-to-end solutions based business and management model are: the Small Office/Home Office (SOHO) Market and the Business Solutions Market.

We will address these two underserved markets with the existing switch-based co-location broadband infrastructure, delivering high-speed & DSL services. By expanding into the Business Solutions Market with additional core broadband infrastructure we will extend our reach into markets outside the limitations of the co-location facilities. This will allow us to provide broadband access to the desktop at speeds of 10 mbps with native IP access. This will also allow us to utilize multiple access technologies to aggregate customer access from office buildings and multiple dwelling units, over long distances.

We will leverage partnerships with content and Application Service Providers (ASP's) to enhance the package of services, which can be delivered as bundled solutions to both the SOHO and Business/Vertical Markets. Through the use of a Web-based integrated Enterprise Management System portal, we will offer our customers the ability to select services, submit trouble tickets, view their invoices, administer their services and speak to Customer Care Associates on line.

Using this model, we will accelerate our high EBITDA yielding revenue growth, establish incumbency in the Commercial/Vertical Solutions & SOHO Markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

As a facilities-based communications solutions provider we have CLEC certification in Rhode Island, Massachusetts, Maine, Connecticut, New Hampshire and New York (and expect to be certified as a CLEC in Vermont in the near term). Upon the completion of our planned build out of 60 Central Offices, we will move our existing customer traffic over to our own switch which will lead to increased control over service quality, the ability to offer enhanced high-speed offerings, and greater per line profitability. The build out will give us the ability to offer expanded bundled services to our existing customer base, broaden the geographic reach of our Nortel-powered Integrated Communications Network, enhance our product portfolio and substantially boost bandwidth availability for our customers.

Results of Operations

Six Months Ended June 30, 2000
Versus Six Months Ended June 30, 1999

Three Months Ended June 30, 2000
Versus Three Months Ended June 30, 1999

Revenues

Our Data and Telecom services revenue is comprised of monthly recurring charges, additional features on those lines, usage charges and initial, non-recurring charges typically derived from installing new lines and services.

Revenues increased by $2,805,674 or 1144% to $3,050,941 for the three months ended June 30, 2000 as compared to $245,267 for the comparable period in 1999. Revenues increased by $4,955,387 or 1024% to $5,439,298 for the six months ended June 30, 2000 as compared to $483,911 for the comparable period in 1999. The increase in revenue is due primarily to acquisitions, increased direct sales efforts, increased services offerings, and an aggressive marketing campaign in both Rhode Island and Maine. As of June 30, 2000, the company has put into service approximately 9,000 access lines. Telecom sales generated revenues in target markets that were not in operation prior to June 30, 1999. As of June 30, 2000, we have grown our dial up Internet service to approximately 37,800 subscribers.

Costs of revenue

Costs of revenues are data and telecommunications expenses comprised primarily of leased transport charges for facilities connecting our customers to our network, our network to the Internet, our switch and physical colocations. Expenses are being incurred to the LEC for customer lines, features on lines and usage. As part of our strategy to seamlessly move our customers over to our facilities we anticipate lowering these costs of providing services resulting in significant margin savings and allowing us to offer additional value added bundled applications from our network.

Costs of revenue increased by $1,638,747 or 1329%, to $1,762,031 for the three months ended June 30, 2000 as compared to $123,284 for the comparable period in 1999. Costs of revenue increased by $2,525,333 or 1038%, to $2,768,558 for the six months ended June 30, 2000 as compared to $243,225 for the comparable period in 1999. This increase is reflective of the costs associated with the significant customer base growth achieved year-to-date and the costs associated with high speed data and telecom network expansion. The Nortel DMS 500 switch and 10 colocations in Rhode Island have been put into service during the second quarter of 2000. This will now allow the conversion of our customers to our facilities based service and allow us to offer enhanced high speed products.

Historically, leasing network versus building your own fiber optic network has resulted in capital expenditures which we believe are lower than those of comparable Competitive Local Exchange Carriers. We believe our capital expenditures are focused and driven by directly identified customer demand. We believe that a success based approach will yield a more favorable long term return on investment. In contrast, we will incur higher operating costs for leased facilities than fiber based Competitive Local Exchange Carriers. We have not ruled out future fiber expansions where significant margin savings can be achieved or where success based opportunities arise.

Selling, general and administrative expense

Selling, general and administrative expenses increased by $5,407,743 to $6,110,307 for the three months ended June 30, 2000 as compared to $702,564 for the comparable period in 1999. Selling, general and administrative expenses increased by $8,616,582 to $9,606,995 for the six months ended June 30, 2000 as compared to $990,413 for the comparable period in 1999. This increase is due primarily to the salaries and related expenses for the development of our business, the establishment of our management team and the development of corporate identification, promotional and advertising materials. This also includes the corporate activities related to finance, regulatory, legal, executive, billing, marketing, and other administrative functions. The significant growth is consistent with the year over year increase in personnel and related expenses. During the six months ended June 30, 2000 we hired 254 full and part time employees, as compared to 9 hires for the comparable period in 1999.

Depreciation and amortization

Depreciation and amortization increased by $1,031,887 to $1,055,513 for the three months ended June 30, 2000 as compared to $23,626 for the comparable period in 1999. Depreciation and amortization increased by $1,877,855 to $1,920,819 for the six months ended June 30, 2000 as compared to $42,964 for the comparable period in 1999. This increase is due primarily to the amortization expense related to the intangible assets associated with the acquisitions and the depreciation on the equipment costs associated with the buildout of our ISP network backbone, switch and collocation buildouts and the internal infrastructure to accommodate the increased usage of our external and internal network. It is also reflective of the deployment of $10,656,068 in network equipment, central office switching equipment and collocate equipment during the current period.

Other Income

Other income increased by $135,776 to $281,042 for the three months ended June 30, 2000 as compared to $145,266 for the comparable period in 1999. Other income increased by $405,182 to $550,910 for the six months ended June 30, 2000 as compared to $145,728 for the comparable period in 1999. This increase is due primarily to the investment income earned on the proceeds from the initial public offering on April 22, 1999, the equity investment by Nortel on December 12, 1999, and proceeds from the issuance of Preferred Stock on February 23, 2000.

Liquidity and Capital Resources

The development and expansion of our business requires substantial capital investment for the procurement, design and construction of our central office, collocation space improvements and cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $10,656,068 for the six months ended June 30, 2000. The Company expects capital expenditures to be significantly higher in future periods arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

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

During the six months ended June 30, 2000, we had a net loss of $8,306,164 and cash and cash equivalents and available-for-sale securities of $20,259,302. Net cash used in operating activities was $6,570,770 and $486,687 for the six months ended June 30, 2000 and 1999, respectively. The net cash used in operations was primarily due to net losses, offset in part by increases in depreciation and amortization expenses, accounts payable and accrued expenses and deferred revenue for the six months ended June 30, 2000, and by increases in depreciation and amortization expenses, accounts payable and accrued expenses for the six months ended June 30, 1999. The net cash used in investing activities was $4,404,062 for the six months ended June 30, 2000, related primarily to the acquisitions and purchases of property and equipment correlating to network buildout and switch installation. The net cash used in investing activities was $694,270 for the six months ended June 30, 1999. This related to purchases of property and equipment coinciding with issuance of notes receivable. Net cash provided by financing activities was $14,490,951 for the six months ended June 30, 2000 and was primarily due to net proceeds from the issuance of Preferred Stock and common stock warrants and offset in part by issuance costs on the Senior Secured Credit Agreement with Nortel offset by related principal payments on capital lease obligations. Net cash provided by financing activities was $21,831,785 for the six months ended June 30, 1999 and was primarily related to proceeds from the issuance of Common Stock at the initial public offering on April 22, 1999 less related issuance costs.

We intend to continue to expand its operations at a rapid pace and expect to continue to operate at a loss for the foreseeable future, with anticipated breakeven on a cash flow or EBITDA basis in the third quarter of 2001. The nature of the expenses contributing to our future losses will include network and service costs in existing and new markets; legal, marketing, and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support the operational increases; and interest expense arising from financing our expenditures.

We believe that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2000. However, we may decide to seek additional capital earlier than the end of 2000, the timing of which will depend upon market conditions, among other things. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

      o     We alter the schedule, targets or scope of the network rollout plan;

      o     Our plans or projections change or prove to be inaccurate; or

      o We acquire other companies or businesses. We may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. We may be unsuccessful in raising sufficient additional capital. In particular, we may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our financing agreements and that will not impair our ability to develop its business. If we fail to raise sufficient funds, we may need to modify, delay or abandon some of the planned future expansion or expenditures, which could have a material adverse effect on the business, prospects, financial condition and results of operations.

We have not paid any cash dividends to our shareholders and do not intend to pay cash dividends in the foreseeable future.

                Special Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-QSB about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

      o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; change in political, social and economic conditions;

      o increased competition in the Internet; Internet capacity; general risks of the Internet;

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

                                     PART II
                                OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 2: Changes in Securities and Use of Proceeds

None

Item 3: Defaults in Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8K

      (1) Exhibits:

            27.1 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LOG ON AMERICA, INC.

                                       By: /S/ Kenneth M. Cornell
                                           -------------------------------------
Date: August 14, 2000                          Kenneth M. Cornell,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)