Form 10QSB
period 2000-09-30
LOG ON AMERICA INC
filed 2000-11-20
CIK 1074927

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

          One Cookson Place, 6th Floor, Providence, Rhode Island 02903
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 459-6550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No


As of October 26, 2000, a total of 8,796,801 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX



                                                                                                     Page No.

PART I.           FINANCIAL INFORMATION

  Item 1.  Financial Statements

              Balance Sheets as of September 30, 2000 and December 31, 1999...........................   3
                   Statements of Operations for the Three Months and Nine Months
              Ended September 30, 2000 and 1999.......................................................   4
              Statements of Cash Flows for the Nine Months Ended  September 30, 2000 and 1999.........   5
              Notes to Financial Statements...........................................................   6
  Item 2.  Management's Discussion and Analysis.......................................................   9

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings.......................................................................  13
  Item 2.     Changes in Securities and Use of Proceeds...............................................  13
  Item 3.     Defaults in Senior Securities...........................................................  13
  Item 4.     Submission of Matters to a Vote of Security Holders.....................................  13
  Item 5.     Other Information.......................................................................  14
  Item 6.     Exhibits and Reports on Form 8-K........................................................  14

Signatures............................................................................................  15


                              LOG ON AMERICA, INC.
                                 BALANCE SHEETS

                                                                                                   (Unaudited)      (Audited)
                                                                                                   September 30,    December 31,
                                                                                                       2000             1999
                                                                                                    ------------    ------------
                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents.....................................................................   $  7,513,706    $  7,844,860
   Available-for-sale securities ................................................................      5,249,532      11,203,853
   Accounts receivable, net of allowance of $270,000 and $66,448, respectively ..................      1,610,178         319,915
   Notes receivable from officers and related parties ...........................................      2,074,080       1,562,757
   Other current assets .........................................................................      1,444,769         558,514
                                                                                                    ------------    ------------
     TOTAL CURRENT ASSETS .......................................................................     17,892,265      21,489,899
                                                                                                    ------------    ------------
PROPERTY & EQUIPMENT, net .......................................................................     20,659,144       4,967,968
OTHER ASSETS
   Goodwill and other intangible assets, net ....................................................     10,900,740      10,708,990
   Financing costs, net .........................................................................        666,950            --
   Other assets .................................................................................        127,926          11,558
                                                                                                    ------------    ------------
      TOTAL OTHER ASSETS ........................................................................     11,695,616      10,720,548
                                                                                                    ------------    ------------
TOTAL ASSETS ....................................................................................   $ 50,247,025    $ 37,178,415
                                                                                                    ============    ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations ..................................................   $    565,054    $    454,954
  Accounts payable and accrued expenses .........................................................      7,493,284       2,356,965
  Deferred revenue ..............................................................................      1,301,154       1,135,651
                                                                                                    ------------    ------------
   TOTAL CURRENT LIABILITIES ....................................................................      9,359,492       3,947,570
                                                                                                    ------------    ------------

LONG-TERM LIABILITIES
  Borrowings under line of credit ...............................................................        875,000         725,000
  Advances under multiple term loan agreement ...................................................      9,211,640       1,439,582
  Capital lease obligations .....................................................................        418,933         640,179
                                                                                                    ------------    ------------
   TOTAL LONG-TERM LIABILITIES ..................................................................     10,505,573       2,804,761
                                                                                                    ------------    ------------

TOTAL LIABILITIES ...............................................................................     19,865,065       6,752,331
                                                                                                    ------------    ------------

Redeemable convertible preferred stock, $.01 par value; authorized 15,000,000 shares,
   Series A 15,000 shares issued and outstanding at September 30, 2000 ..........................      9,013,699            --

Commitments and contingencies ...................................................................           --              --

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 125,000,000 shares, 8,796,801 and
    8,289,793 issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively .............................................................         87,968          82,898
  Additional paid-in capital ....................................................................     42,165,852      36,095,697
  Accumulated other comprehensive (income) loss .................................................         52,289         (38,676)
  Accumulated deficit ...........................................................................    (20,937,848)     (5,713,835)
                                                                                                    ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY ...................................................................     21,368,261      30,426,084
                                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................................   $ 50,247,025    $ 37,178,415
                                                                                                    ============    ============



   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 --------------------------------  -------------------------------
                                                                     2000             1999             2000             1999
                                                                 -------------    -------------    ------------    -------------

 REVENUES......................................................   $ 3,745,651      $ 1,198,446     $ 9,184,949      $ 1,682,357

 OPERATING EXPENSES
   Costs of revenue............................................     3,036,638          477,754       5,805,196          720,979
   Selling, general and administrative.........................     6,175,877        1,826,960      15,782,872        2,817,373
   Depreciation and amortization...............................     1,561,852          453,060       3,482,671          496,024
                                                                 -------------    -------------    ------------    -------------
    Total operating expenses...................................    10,774,367        2,757,774      25,070,739        4,034,376

                                                                 -------------    -------------    ------------    -------------
 LOSS FROM OPERATIONS..........................................    (7,028,716)      (1,559,328)    (15,885,790)      (2,352,019)
                                                                 -------------    -------------    ------------    -------------

 OTHER INCOME (EXPENSE)
   Interest expense...........................................       (166,277)         (43,501)       (314,741)         (44,378)
   Interest income............................................        275,845          255,765         999,713          402,370
   Other income (expense).....................................          1,299            8,170         (23,195)           8,170
                                                                 -------------    -------------    ------------    -------------
   Net other income (expense).................................        110,867          220,434         661,777          366,162
                                                                 -------------    -------------    ------------    -------------
 NET LOSS.....................................................     (6,917,849)      (1,338,894)    (15,224,013)      (1,985,857)


   Preferred stock dividends                                         (302,465)               -        (726,575)               -
   Preferred stock accretion                                         (630,137)               -      (1,513,699)               -
                                                                 -------------    -------------    ------------    -------------
 Net income/(loss) applicable to common stockholders             $ (7,850,451)    $ (1,338,894)  $ (17,464,287)    $ (1,985,857)
                                                                 =============    =============    ============    =============

 WEIGHTED AVERAGE COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED LOSS PER
 SHARES......................................................       8,796,801        7,467,557       8,607,617        6,222,179
                                                                 =============    =============    ============    =============
 BASIC AND DILUTED GAIN/(LOSS) PER COMMON
 SHARE.......................................................           (0.89)           (0.18)          (2.03)           (0.32)
                                                                 =============    =============    ============    =============



   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Nine Months Ended September 30,
                                                                                        --------------------------------------
                                                                                            2000                      1999
                                                                                        ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                               (15,224,013)               (1,985,857)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Notes receivable officers forgiven..........................................                   -                    23,534
    Depreciation and amortization...............................................           3,482,672                   496,024
    Bad debt provision..........................................................             203,552                    (1,030)
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable.......................................................          (1,493,815)                 (220,576)
      Other current assets......................................................            (827,072)                 (236,186)
      Other assets..............................................................            (116,368)                    2,121
      Accounts payable and accrued expenses.....................................           1,939,297                  (132,816)
      Deferred revenue..........................................................             165,503                   274,342
                                                                                     ---------------            --------------
        Total adjustments.......................................................           3,353,769                   205,413
                                                                                     ---------------            --------------
NET CASH USED IN OPERATING ACTIVITIES...........................................         (11,870,244)               (1,780,444)
                                                                                     ---------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.........................................         (13,879,204)               (1,524,386)
  Issuance of notes receivable..................................................            (511,323)                        -
  Sales of available-for-sale securities........................................           6,045,286                         -
  Acquisitions..................................................................          (1,614,501)                 (210,210)
                                                                                     ---------------            --------------
NET CASH USED IN INVESTING ACTIVITIES...........................................          (9,959,742)               (1,734,596)
                                                                                     ---------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock............................................                   -                25,300,000
  Proceeds from issuance of redeemable convertible preferred
     stock and stock warrants...................................................          15,000,000                         -
  Issuance costs on common stock................................................                   -                (3,465,186)
  Issuance costs on preferred stock.............................................             (40,000)                        -
  Issuance costs on long term debt..............................................            (580,025)                        -
  Borrowings under line of credit...............................................             150,000                   725,000
  Borrowings under multiple term loan agreement.................................           7,080,003                         -
  Payments on notes payable.....................................................                   -                   (16,541)
  Principal payments on capital lease obligations...............................            (111,146)                  (63,983)
  Payments on long term debt....................................................                   -                  (703,732)
                                                                                     ---------------            --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................          21,498,832                21,775,558
                                                                                     ---------------            --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................            (331,154)               18,260,518
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD...................................           7,844,860                   630,131
                                                                                     ---------------            --------------
CASH AND CASH EQUIVALENTS END OF PERIOD.........................................           7,513,706              $ 18,890,649
                                                                                     ===============            ==============

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest......................................................................          $  228,767             $ 44,3788,767
                                                                                     ===============            ==============
  Income taxes..................................................................          $        -             $           -
                                                                                     ===============            ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Details of acquisitions
  Fair value of assets acquired.................................................           $ 208,414               $ 1,499,191
                                                                                     ===============            ==============
  Intangibles established.......................................................           2,261,586                10,227,056
                                                                                     ===============            ==============
  Common stock issued...........................................................             855,500                 7,600,000
                                                                                     ===============            ==============

Details of  financing activities
  Equipment acquired under Nortel financing agreement...........................          $  692,055              $          -
                                                                                     ===============            ==============
  Capital equipment accrued.....................................................           2,306,368                         -
                                                                                     ===============            ==============


   The accompanying notes are an integral part of these financial statements.

1. Notes to Financial Statements (Unaudited).

September 30, 2000

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Log On America, Inc. ("Log On, our, we or us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended, September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on form 10-KSB for the year ended, December 31, 1999.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

B. Earnings (Loss) Per Common Share

Basic earnings per common share is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares of Log On's common stock after giving consideration to common shares subject to repurchase that are outstanding during the period.

Diluted earnings per common share is determined in the same manner as basic earnings per common share except that the number of common shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per common share amount has not been reported because we have a net loss and the impact of the assumed exercise of our stock options and warrants is not dilutive.

C. Acquisitions

During the nine months ending, September 30, 2000, we acquired certain assets of three Internet service provider businesses and one telephone field service provider for approximately $2,470,000, including related acquisition costs. The total purchase price included cash and 64,811 shares of our common stock. The pro forma impact of these acquisitions has not been presented as the impact would be considered immaterial.

D. Comprehensive Loss

Components of comprehensive loss are as follows:

                                               September 30,      September 30,
                                                   2000                1999
                                              -------------       -----------
Net loss                                       $(15,224,013)      $(1,985,857)

Other comprehensive income (loss) -                       -                 -
Unrealized gains (losses) on marketable
securities                                           90,965                 -
                                              -------------       -----------

Comprehensive loss                             $(15,133,048)      $(1,985,857)
                                              =============       ===========

Accumulated other comprehensive income (loss) at September 30, 2000 and December 31, 1999 is composed of unrealized gains (losses) on marketable securities amounting to $52,289 and $(38,676), respectively.

E. Financing

On February 23, 2000 we sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (The "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000 The proceeds of the Preferred Shares have been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction.

The Preferred Shares have a maturity date of February 23, 2003, at a conversion price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends. Because the fair value of the Preferred Shares was less than the conversion price at issuance, periodic accretions from stockholders' equity are made so that the carrying amount equals the conversion price. Accretions amounted to $1,513,699 as of September 30, 2000.

Simultaneously, we entered into a Senior Secured Credit Agreement with Nortel Networks, Inc. Under the Credit Agreement, Nortel has committed to an initial advance of up to $30,000,000 and a second advance of up to an additional $15,000,000 to finance the purchase, by December 31, 2001, of up to $47,000,000 of equipment and services from Nortel. Under the Credit Agreement, we will begin repayment of the facility over a five-year period upon completion of the purchases from Nortel. We have granted a security interest in substantially all of our assets under the Credit Agreement. The Credit Agreement has certain restrictive financial covenants. Such covenants include minimum EBITDA and annualized EBITDA with respect to financial ratios. At September 30, 2000, we were substantially not in compliance with such covenants but have obtained the necessary waivers from Nortel effective September 30, 2000 through March 1, 2001.

On November 20, 2000,we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. This agreement provides for a one-time cash payment of $3,500,000 by Nortel to us. The agreement also provides for a $1,200,000 credit for products and services which will assist in getting our existing network fully operational. In addition, Nortel will provide a one-time reduction of $5,000,000 against the current amount drawn against the Credit Agreement.

As of September 30, 2000 Nortel has advanced $9,211,640.

On September 29, 2000 we entered into a Lease Agreement with Cisco Systems. Under the Lease Agreement, Cisco has committed to an advance of up to $5,000,000 for equipment and services. As of September 30, 2000, we have not ordered any equipment or services under this Lease Agreement.

F. Notes Receivable From Officers and Related Parties

Notes receivable consists of secured amounts loaned to the President and CEO of the Company and secured amounts loaned to the former stockholders of cyberTours, Inc.

The notes receivable of $1,500,000 maturing on September 14, 2000 were extended for a period of one year maturing on September 14, 2001. These notes are secured by 421,333 shares of stock held by us as of June 1, 2000, and are interest free. Also, in September 2000, our President and CEO executed a promissory note to us in the amount of $500,000. The note is secured with 500,000 shares of stock registered in the name of our President and CEO . The note is payable upon demand and bears an annual interest rate of 9.5%

G. Commitments and Contingencies

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York. (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. The complaint seeks declaratory relief, injunctive relief, compensatory damages and punitive damages in an amount to be determined at trial.

After the complaint was filed, Defendants sent conversion and redemption notices to Log On.. Log On has not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any shares of our outstanding preferred stock held by any of the Defendants.

On September 19, 2000, Belenos, Inc., a Delaware corporation, filed suit against us alleging that certain sums are due it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts. ( CA 00-4177 (F).

This controversy arises from certain work performed or to be performed, and equipment provided or to be provided in the build-out of our network. Belenos, has been either unwilling or unable to provide detailed invoices for the work performed and has failed to satisfactorily address our concerns as to the quality of work performed. We refused to make payment as invoiced by Belenos, until our concerns have been satisfactorily addressed. Belenos filed a suit against us seeking payment on the above-mentioned invoices in the approximate amount of $1,200,000, and unspecified money damages in connection with our alleged breach of contract with Belenos.

H. Going Concern

We plan to reduce our overall EBITDA loss by implementing various cost reduction programs which include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. These programs will be completed in the fourth quarter of this year.

With the implementation and completion of our various cost reduction programs, we believe that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2001. If we are unsuccessful in implementing these cost reductions or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001, unless we raise additional capital through an equity or debt financing, which may or not be available to us or at acceptable terms.

Item 2.  Management's Discussion and Analysis

Overview

Log On America, Inc. has established a new model of service delivery for broadband value-added services effectively functioning as a Solutions LEC
(SLEC). We have determined that the traditional CLEC/DLEC service delivery models do not adequately serve a large portion of the growing communications marketplace. We also recognize that traditional communications products do not fulfill the competitive business requirements of many of the fastest growing business segments. Some of these segments have not been addressed nor identified by the existing service providers. Two of themarket segments which will be addressed by our highly leveraged, fully integrated end-to-end solutions based business and management model are our small office/home office market and the business solutions market.

We will address these two underserved markets with the existing switch-based co-location broadband infrastructure, delivering high-speed & direct service line services. By expanding into the Business Solutions Market with additional core broadband infrastructure we will extend our reach into markets outside the limitations of the co-location facilities. This will allow us to provide broadband access to the desktop at speeds of 10 mbps with native IP access. This will also allow us to utilize multiple access technologies to aggregate customer access from office buildings and multiple dwelling units, over long distances. We will leverage partnerships with content and Application Service Providers to enhance the package of services, which can be delivered as bundled solutions to both the small office\home office and Business Solutions Markets.

Using this new model, we will begin to reduce our high EBITDA losses at an accelerated pace, establish incumbency in the Commercial/Business Solutions & small office\home office markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

As a facilities-based communications solutions provider, we have competitive local exchange carrier certification in Rhode Island, Massachusetts, Maine, Connecticut, Vermont, New Hampshire and New York. We have completed the build out of 19 central offices and Nortel has agreed to provide certain equipment and services to make our offices fully operational. Once fully operational, we will begin to move our existing customer traffic over to our own switch, which will lead to increased control over service quality, the ability to offer enhanced high-speed offerings and greater per line profitability. We plan to continue building additional aggregation centers utilizing our smart build model strategy. This build out strategy will give us the ability to offer expanded bundled services to our existing customer base, broaden the geographic reach of our Nortel-powered Integrated Communications Network, enhance our product portfolio and substantially boost bandwidth availability for our customers.


Results of Operations

Nine Months Ended September 30, 2000
Versus Nine Months Ended September 30, 1999

Three Months Ended September 30, 2000
Versus Three Months Ended September 30, 1999

Revenues

Our Data and Telecom services revenue is comprised of monthly recurring charges, additional features on those lines, usage charges and initial, non-recurring charges typically derived from installing new lines and services.

Revenues increased by $2,547,205 or 213% to $3,745,651 for the three months ended, September 30, 2000 as compared to $1,198,446 for the comparable period in 1999. Revenues increased by $7,502,592 or 446% to $9,184,949 for the nine months ended, September 30, 2000 as compared to $1,682,357 for the comparable period in 1999. The increase in revenue is due primarily to acquisitions, increased direct sales efforts, increased services offerings, and an aggressive marketing campaign in both Rhode Island and Maine.

Costs of revenue

Costs of revenues are data and telecommunications expenses comprised primarily of leased transport charges for facilities connecting our customers to our network, our network to the Internet, our switch and physical co-locations. Expenses are being incurred to the incumbent local exchange carrier for customer lines, features on lines and usage. As part of our strategy to seamlessly move our customers over to our facilities, once our network is fully operational, we anticipate lowering these costs of providing services resulting in significant margin savings and allowing us to offer additional value added bundled applications from our network.

Costs of revenue increased by $2,558,884 or 536%, to $3,036,638 for the three months ended, September 30, 2000 as compared to $477,754 for the comparable period in 1999. Costs of revenue increased by $5,084,217 or 705%, to $5,805,196 for the nine months ended, September 30, 2000 as compared to $720,979 for the comparable period in 1999. This increase is reflective of the costs associated with the significant customer base growth achieved year-to-date and the costs associated with high speed data and telecom network expansion. The Nortel DMS 500 switch and 10 co-locations in Rhode Island were put into service during the second quarter of 2000. This will now allow the conversion of our customers to our facilities based service and allow us to offer enhanced high-speed products.

Selling, general and administrative expense

Selling, general and administrative expenses increased by $4,348,917 to $6,175,877 for the three months ended, September 30, 2000 as compared to $1,826,960 for the comparable period in 1999. Selling, general and administrative expenses increased by $12,965,499 to $15,782,872 for the nine months ended, September 30, 2000 as compared to $2,817,373 for the comparable period in 1999. This increase is due primarily to the salaries and related expenses for the development of our business, the establishment of our management team and the development of corporate identification, promotional and advertising materials. This also includes the corporate activities related to finance, regulatory, legal, executive, billing, marketing, and other administrative functions.

Depreciation and amortization

Depreciation and amortization increased by $1,108,792 to $1,561,852 for the three months ended, September 30, 2000 as compared to $453,060 for the comparable period in 1999. Depreciation and amortization increased by $2,986,647 to $3,482,671 for the nine months ended, September 30, 2000 as compared to $496,024 for the comparable period in 1999. This increase is due primarily to the amortization expense related to the intangible assets associated with the acquisitions and the depreciation on the equipment costs associated with the buildout of our Internet Service Provider network backbone, switch and collocation buildouts and the internal infrastructure to accommodate the increased usage of our external and internal network. It is also reflective of the deployment of $17,040,936 in network equipment, central office switching equipment and collocate equipment during the current nine month period.

Other Income

Other income decreased by $109,567 to $110,867 for the three months ended, September 30, 2000 as compared to $220,434 for the comparable period in 1999. This decrease is due to the interest expense related to the Nortel line of credit. Other income increased by $295,615 to $661,777 for the nine months ended, September 30, 2000 as compared to $366,162 for the comparable period in 1999. This increase is due primarily to the interest gained on our investments.

Liquidity and Capital Resources

The development and expansion of our business requires substantial capital investment for the procurement, design and construction of our 19 completed central offices, additional customer aggregation centers and collocation space improvements and cages, the purchase of telecommunications equipment, the design and development of our networks, and the implementation of an in-house scaleable customer care and billing platform. Capital expenditures were approximately $17,040,936 for the nine months ended, September 30, 2000. We expect to decrease capital expenditures over the next two quarters as the company moves to getting its existing network fully operational.

Our capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological, and competitive developments, or if;

         o demand for our services or our anticipated cash flow from operations is less or more
         o than expected; development plans or projections change or prove to be inaccurate;
         o  we engage in any acquisitions; or
         o we accelerate deployment of our network services or otherwise alters the schedule or targets of our rollout plan.

During the nine months ended, September 30, 2000, we had a loss from operations of $15,885,790. Net cash used in operating activities was $11,870,244 and $1,780,444 for the nine months ended, September 30, 2000 and 1999, respectively. The net cash used in operations was primarily due to higher network costs due to the cost associated with implementing an in house customer care and billing organization. This was partially offset by increases in accounts payable and accrued expenses and deferred revenue for the nine months ended, September 30, 2000. The net cash used in investing activities was $9,959,742 for the nine months ended, September 30, 2000, related primarily to the acquisitions and purchases of property and equipment correlating to network buildout, switch installation, the implementation of the customer care and billing infrastructure, and the acquisition of three internet service providers. The net cash used in investing activities was $1,734,596 for the nine months ended, September 30, 1999, related primarily to purchases of property and equipment. Net cash provided by financing activities was $21,498,832 for the nine months ended, September 30, 2000 and was primarily due to net proceeds from the issuance of our preferred stock and common stock warrants and our borrowings under the credit agreement with Nortel, less related issuance costs. Net cash provided by financing activities was $21,775,558 for the nine months ended, September 30, 1999 and was primarily related to proceeds from the issuance of common stock at the initial public offering on April 22, 1999, less related issuance costs.

On November 20, 2000, we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. This agreement provides for a one-time cash payment of $3,500,000 by Nortel to us. The agreement also provides for a $1,200,000 credit for products and services which will assist in getting our existing network fully operational. In additon, Nortel will provide a one-time reduction of $5,000,000 against the current amount drawn against the Credit Agreement.


We plan to realign our business plan to effectively meet the increasingly challenging competitive local exchange carrier environment. We plan to optimize the assets that we have deployed and limit future capital expenditures to a success based smart build strategy. This will lower our overall capital expenditure requirements and allow us to direct resources to high EBITDA opportunities. In addition, we plan to reduce our overall EBITDA loss by implementing various cost reduction programs which include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. These programs will be completed in the fourth quarter of this year.

With the implementation and completion of our various cost reduction programs, we believe that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2001. If we are unsuccessful in implementing these cost reductions or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001. As a result, we may decide to seek additional capital earlier than the end of 2001, the timing of which will depend upon, among other things, market conditions and terms which are acceptable to us. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

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

                                     PART II
                                OTHER INFORMATION

Item 1:  Legal Proceedings

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York, Case No. 00 Civ. 6218 (RMB) (MHD). In the action, we allege that the holders of our Series A Convertible Preferred Stock and certain of their affiliates engaged in a scheme to manipulate and intentionally drive down the trading price of our common stock.

Our complaint asserts that the Defendants actions constitute (i) violation of federal securities laws, including, but not limited to, insider trading, stock manipulation through cross sales and massive short sales of our common stock and short swing profits, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. Our complaint seeks injunctive relief, rescission, compensatory damages and punitive damages. We are also seeking a declaration that we are relieved of our obligations to the holders of our preferred stock by reason of fraud, illegality and manipulative conduct. The Defendants have filed a motion to dismiss our complaint, which is presently pending before the court.

On September 19, 2000, Belenos, Inc., a Delaware corporation, filed suit against us alleging that certain sums are due to it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts (Ca 00-4177 (F).

This controversy arises from certain work performed or to be performed, and equipment provided or to be provided in the build-out of our network. Belenos has been either unwilling or unable to provide detailed invoices for the work performed and has failed to satisfactorily address our concerns as to the quality of work performed. We refused to make payment as invoiced by Belenos until our concerns have been satisfactorily addressed. Belenos filed a suit against us seeking payment on the above-mentioned invoices in the approximate amount of $1,200,000, and unspecified money damages in connection with an alleged breach of contract by us with Belenos.

Item 2:  Changes in Securities and Use of Proceeds

None

Item 3: Defaults in Senior Securities Following the commencement of the action against the holders of our Series A Convertible Preferred Stock and the announcement that we will not honor requests for conversions, the holders of the preferred stock requested redemption of the preferred stock. The holders have asserted that they are entitled to redemption of their preferred shares under our Certificate of Designations, Preferences and Rights of Series A Preferred Stock by reason of the our announcement that we will not honor conversion requests and of the alleged failure by us to have the shares of common stock underlying the preferred shares and their related warrants registered under Securities Act of 1933. We have refused to honor the redemption requests upon the basis set forth in its action against the preferred holders. Holders of fifty percent of the preferred stock have requested an aggregate redemption amount of $10.8 million. The holder of the other fifty percent has not specified a redemption amount.

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6:  Exhibits and Reports on Form 8K

         (1) Exhibits:

             27       Financial Data Schedule

         (2) Form 8K filed on August 21, 2000, in connection with the registrant's commencement of legal proceedings against the holders of its series A convertible preferred stock and certain of the holders' affiliates.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






















                                  LOG ON AMERICA, INC.

                                  By: /s/ Kenneth M. Cornell
                                      ----------------------------------------
Date: November 20, 2000               Kenneth M. Cornell,
                                      Chief Financial Officer, Principal
                                      Financial and Accounting Officer
                                      (duly authorized to sign on behalf
                                      of registrant)