Form 10KSB
period 2000-12-31
LOG ON AMERICA INC
filed 2001-04-02
CIK 1074927

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934 [No Fee Required]

                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              05-0496586
-----------------------------------                          -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                One Cookson Place, Providence, Rhode Island 02903
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 459-6550
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
              (Title of Class)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $12,695,058

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 01, 2001 was equal to $10,444,899 based on the average bid and ask price of $1.1875.

As of March 1, 2001, a total of 8,795,704 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant's 2000 Annual Meeting of Stockholders to be held on May 29, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                                FORM 10-KSB

                                           LOG ON AMERICA, INC.

                                             Table of Contents

PART I                                                                   Page

Item 1.      Description of Business                                       1

Item 2.      Description of Property                                       3

Item 3.      Legal Proceedings                                             3

Item 4.      Submission of Matters to a Vote of Security Holders           4

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters      4

Item 6.      Management's Discussion and Analysis                          5

Item 7.      Financial Statements                                          11

Item 8.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      11
PART III

Item 9.      Directors, Executive Officers,
             Promoters and Control Persons;
               Compliance with Section 16 (a)
             of the Exchange Act                                           11

Item 10.     Executive Compensation                                        11

Item 11.     Security Ownership of Certain
             Beneficial Owners and Management                              11

Item 12.     Certain Relationships and Related Transactions                11

Item 13.     Exhibits and Reports on Form 8-K                              12-13

             Signatures                                                    14

                                     PART I

Item 1.  Description of Business

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Log On America, Inc. ("Log On America," "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-KSB. Log On America will not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Log On America is a solutions-centric Integrated Network Services Provider
(INSP), offering digital IP transport and integrated network solutions to individuals and businesses throughout New England. Log On America's core products include IT/Telecom/PBX managed services, high-speed Internet access, web and data hosting, office productivity and security management application services, local and long distance dial-tone and call management features utilizing a wide range of system integration, broadband access, ASP technologies and partnerships.

We have determined that the traditional competitive local exchange carrier / direct local exchange carrier service delivery models do not adequately serve a large portion of the growing communications marketplace in a cost effective manner. We also recognize that traditional communications products do not fulfill the competitive business requirements of many of the fastest growing business segments. Some of these segments have not been addressed nor identified by the existing service providers. Two of the market segments, which will be addressed by our highly leveraged, fully integrated end-to-end solutions based business and management model will be the small to medium size business solution market (SMB markets) and the small office/home office market (SOHO markets).

We have begun penetrating these target markets with assets that we already possess, and we will success build our delivery platform and our sales teams to target the higher-end SMB markets. Using this approach, we will begin to reduce our EBITDA losses at an accelerated pace, establish incumbency in the local targeted markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

As a solutions-centric INSP, we have competitive local exchange carrier certification in Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont.

Sales and Marketing

The Internet market is characterized by rapidly changing technology, evolving industry standards, frequently introduced new services, products and enhancements, as well as changing customer demands. Many of our products and service applications are in the early stages of development and/or marketing, including the products and services we will offer as a competitive local exchange carrier. Many of our competitors have already introduced products that include one or more of the features incorporated in our products. We expect that our competitors may attempt to replicate the technology of our products or employ competing technologies, if our products are commercially successful. Our risks include unforeseen design or engineering problems with our products and applications. These or other risks associated with new product and service development or introduction may occur. If they do occur, they could have an adverse effect on our financial condition and operating results. We have not established distribution channels for our services and products. We may not be able to develop a sufficient sales force and marketing group. Our inability to develop a sufficient sales force and marketing group would have a negative effect on our business, results of operations and financial condition.

Competition

The Internet connectivity business is highly competitive, and there are no substantial barriers to entry. We believe that competition will intensify. Currently, our primary competitors include such companies as:

o national Internet service providers: Earthlink, PSINet, Inc., UUNET Technologies, Inc., and GTE;
o regional telecommunications providers: Verizon, The Internet Access Company or TIAC, and Winstar Communications, Inc.;
o on-line service providers:  America Online, Inc., and Microsoft Corp.; and
o regional telephone companies and long distance companies: MCI Worldcom, Inc. and AT&T Corp.

Many of our current and potential competitors have substantially greater human and financial resources, experience, and brand name recognition than we do, and may have significant competitive advantages through other lines of business and existing business relationships. Furthermore, additional major media and other companies with financial and other resources substantially greater than ours may introduce new Internet products and services that compete with the services and products we offer. Our future growth and profitability will depend, in part, upon consumer and commercial acceptance of our voice, data and Internet technology, and significant penetration of our related products and services. Our competitors may develop products or services that are superior to ours or achieve greater market acceptance than our products and services.

Regulation

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

Employees

As of December 31, 2000, we have 154 full time and 10 part time employees. Our employees are not represented by any labor union. We consider our relationship with our employees to be good.

Corporate History

Log On America, Inc., a Rhode Island corporation, was formed in 1992 to provide online Internet and related services. This company is our predecessor. In 1997, the Log On Rhode Island corporation sold 100% of its assets to System 4, Inc., a Delaware corporation and a wholly owned subsidiary of Global Telemedia International, Inc., a Delaware corporation, and agreed to change its name to Tekcom, Inc. Tekcom remained a Rhode Island corporation with no operations. In consideration of a sale, Global Telemedia agreed to assume all of the Log On Rhode Island corporation's outstanding liabilities. After the transfer of assets and liabilities to Tekom, Tekom changed its name to Log On America, Inc.

Where you can find more information about Log On

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission's public reference room in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our filings are also available at the Commission's web site, http://www.sec.gov/.

Item 2.  Description of Property

Our corporate headquarters is currently located in Providence, RI where we lease approximately 17,000 square feet. This lease expires on March 31, 2009 with a 5 year renewal option. The executive, sales, marketing, finance and human resource groups relocated to this facility in early April 2000. In addition, we opened a 17,000 square foot facility in Pawtucket, RI which is currently used for certain billing and call center functions. The lease on this facility expires on July 31, 2006.

We have offices in Kennebunk and Portland, ME with approximately 12,472 square feet under leases, which expire on August 31, 2003. We also have network equipment facilities located throughout the New England area. Our network equipment facilities are approximately 27,374 square feet. We acquired these leases between September 15, 1996 and September 1, 1998. These leases expire between March 1, 2001 and August 31, 2003.

Management believes that the above properties and their contents are adequately covered by insurance and that the square footage is sufficient to meet our current needs.

Item 3. Legal Proceedings

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial. The defendants are the holders of Log On America series A convertible preferred stock ("Preferred Stock").


After the complaint was filed, Defendants sent conversion and redemption notices to us for their Preferred Stock. We have not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any shares of our outstanding preferred stock held by any of the Defendants. The Defendants have filed a motion to dismiss our complaint, which is presently pending before the court.

On September 19, 2000, Belenos, Inc., a Delaware corporation ("Belenos") filed suit against us alleging that certain sums are due it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts. (CA 00-4177 (F)).

This controversy arises from certain work performed or to be performed, and equipment provided or to be provided in the build-out of our network. The vendor, Belenos, has been either unwilling or unable to provide detailed invoices for the work performed and has failed to satisfactorily address our concerns as to the quality of work performed. We refused to make payment as invoiced by Belenos until our concerns have been satisfactorily addressed. Belenos filed a suit against us seeking payment on the above-mentioned invoices in the approximate amount of $1,200,000, and unspecified money damages in connection with our alleged breach of contract with Belenos. We filed an answer and a counter claim. We are conducting a court ordered audit of Belenos' records.

On January 12, 2001, we commenced an action against Credit Suisse First Boston Corporation (CSFB) seeking recovery of $100 Million for CSFB's gross negligence and material conflicts of interest as our exclusive financial advisor. We allege that CSFB was grossly negligent and was deceptive in connection with the structuring and negotiation of our sale of Convertible Preferred Stock to certain institutional investors including Marshall Capital Management Inc. ("Marshall"), a subsidiary of CSFB; and the structuring and negotiation of an equipment purchase agreement and secured credit facility with Nortel Networks Inc. ("Nortel").

The complaint, which was filed in the United States District Court, Southern District of New York (Case No. 01 Civ 0272 (RMB)) alleges that CSFB, after being retained by us as our exclusive financial advisor, represented that it would raise substantial capital for us from "name investors" and when it failed to do so, recommended we raise money by issuing floorless Convertible Preferred Stock and promising to support our stock in the market. One half of the convertible stock was placed by CSFB with Marshall. We have since sued Marshall and the other holders of the convertible stock alleging market manipulation. It is further alleged that CSFB negotiated the transaction with Nortel on unfavorable terms while failing to disclose to us that CSFB was also representing Nortel in other major financial transactions.

CSFB has not as yet filed responsive pleadings. We are presently in the discovery stage of the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

Market Information.

Our common stock began trading on the National Association of Securities Dealers Automated Quotation ("Nasdaq") system on April 22, 1999, under the symbol "LOAX." We had 108 shareholders of record and 115 shareholders of record as of December 31, 2000 and 1999, respectively. The following table sets forth, on a per share basis for the periods shown, the high and low prices of the common stock for each quarter within our two most recent fiscal years as reported on Nasdaq.

Fiscal Year 2000 - Quarter Ended                 High        Low
Quarter Ended December 31, 2000                  3.50       0.25
Quarter Ended September 30, 2000                 6.00       1.53
Quarter Ended June 30, 2000                     14.25       5.03
Quarter Ended March 31, 2000                    20.25      10.00

Fiscal Year 1999 - Quarter Ended                 High        Low
Quarter Ended December 31, 1999                 28.25      15.13
Quarter Ended September 30, 1999                23.75      13.75
Quarter Ended June 30, 1999                     37.00      11.38

Holders.

As of March 01, 2001, there were 109 shareholders, including several holders who are nominees for an undetermined number of beneficial owners.

Dividends.

We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of our business. In addition, the terms of our credit facility with our lender prohibits the payment of dividends without its consent. Any future determination with respect to the payment of dividends will be within the sole discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements, the current terms of the credit facility or other then-existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by our board.

Recent Acquisitions and sales of our securities.

On February 23, 2000, we sold 15,000 shares of Series A Convertible Preferred Stock and issued 594,204 common stock purchase warrants for an aggregate consideration of $15,000,000 to a group of investors, specifically HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD and Marshall Capital Management, Inc.

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York. (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial.

During 2000, we acquired certain assets of three Internet service provider businesses and one telephone field service provider for approximately $2,490,000, including related acquisition costs. The total purchase price included cash and 64,811 shares of our common stock valued at $855,500.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis relates to our financial condition and our results of operations for the two years ended December 31, 2000. This information should be read in conjunction with " our consolidated Financial Statements and related notes thereto beginning on page F-1.

Statement on forward-looking information

Certain statements in this section are "forward-looking statements." You should read the information under Part I, "Special Note Regarding Forward-Looking Statements" for more information about our presentation of forward-looking information.

Overview.

Log On America is a solutions-centric Integrated Network Services Provider
(INSP), offering digital IP transport and integrated network solutions to individuals and businesses throughout New England. Log On America's core products include IT/Telecom/PBX managed services, high-speed Internet access, web and data hosting, office productivity and security management application services, local and long distance dial-tone and call management features utilizing a wide range of system integration, broadband access, ASP technologies and partnerships.

We have determined that the traditional Competitive Local Exchange Carrier/Direct Local Exchange Carrier service delivery models do not adequately serve a large portion of the growing communications marketplace in a cost effective manner. We also recognize that traditional communications products do not fulfill the competitive business requirements of many of the fastest growing business segments. Some of these segments have not been addressed nor identified by the existing service providers. Two of the market segments, which will be addressed by our highly leveraged, fully integrated end-to-end solutions based business and management model will be the business solutions markets and the small office home office markets.

We have begun penetrating the target markets with assets that we already possess, and we will success build our delivery platform and our sales teams to target the higher-end business solutions markets. Using this approach, we will begin to reduce our EBITDA losses at an accelerated pace, establish incumbency in the local targeted markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

We expect to decrease capital expenditures over the next year as the company moves towards a more cost effective service delivery infrastructure. During the second half of 2000, we discontinued and shifted our focus from the capital and cost intensive colo-centric access infrastructure associated with offering direct service lines to residential and small office home office customers and moved to a data-centric approach where we target businesses and enterprises with much larger needs for our voice and data services. This approach will require less capital to implement, offer higher margins, and benefit from our past investment in our network in-house customer care and billing platforms.

Results of Operations

Pro Forma for Year Ended December 31, 2000
 versus Year Ended December 31, 1999

During 2000, we acquired certain assets of three Internet service provider businesses and one telephone field service provider for approximately $2,490,000, including related acquisition costs. These transactions were accounted for using the purchase method. The total purchase price included cash of $1,634,500 and 64,811 shares of our common stock valued at $855,500.

On August 3, 1999, we acquired all of the common stock of cyberTours, Inc. in exchange for 506,667 shares of our common stock, plus the assumption of $2,764,247 in debt. The transaction was accounted for using the purchase method. The purchase price including related acquisition costs and the grant of 50,667 warrants to purchase our common stock to consultants was estimated to be approximately $11,328,580 based on the value of our common stock on the purchase date, and the assumed liabilities. The fair value of the net tangible assets acquired approximated $1,484,191, which consisted primarily of accounts receivables and computer, network and communications equipment. The remaining purchase price was allocated to the acquired customer base, non-compete agreements, and goodwill, which are each being amortized over two to five years.

During 1999, we acquired certain assets of three Internet service provider businesses for approximately $1,672,000, including related acquisition costs. The total purchase price included cash and 16,000 shares of our common stock valued at the price of our common stock on the purchase date. The fair value of the net tangible assets acquired, consisting primarily of computer, network and communications equipment approximated $86,500. The remaining purchase price was allocated to the acquired customer base, non-compete agreements and goodwill, which are each being amortized over two to five years.

The results of operations for the acquisitions listed above are included in our statement of operations from the respective acquisition dates.

The following table sets forth the unaudited pro forma results of our operations for the years ended December 31, 2000 and 1999. The unaudited pro forma results of operations assume that our operations were combined with the acquired companies as if the acquisitions occurred on January 1, 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation and amortization of intangibles. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that we believe were reasonable. The unaudited pro forma results do not purport to represent what our results of operations would actually have been if the transaction in fact had occurred on such date or at the beginning of the period indicated or to project our results of operations at any future date or for any future period.

                                                         Unaudited
                                                   2000              1999
                                              -------------      ------------
Revenues                                       $ 12,983,197       $ 8,630,881
Operating expenses
     Costs of revenue                             9,137,395         3,781,002
     Selling, general and administrative         21,815,567         8,756,382
     Depreciation and amortization                5,201,700         3,041,376
                                              ------------       ------------
       Total operating expenses                  36,154,662        15,578,760
                                              ------------       ------------
Loss from operations                           (23,171,465)       (6,947,879)

Other income (expense)                              563,821           520,159
Extraordinary item                                5,000,000                 -
                                              ------------       ------------
Net loss                                      $(17,607,644)      $ (6,427,720)
                                              ============       ============

Net loss per share, basic and diluted            $   (2.03)          $   (.91)
                                              ============       ============

Weighted average number of shares
     outstanding, basic and diluted               8,669,849         7,029,187
                                              =============      ============


Revenues

Pro forma revenues increased by $4,352,316 or 50% to $12,983,197 for the year ended December 31, 2000 as compared to $8,630,881 for the comparable period in 1999. The increase in pro forma revenues is due primarily to the introduction of our voice service. We also increased direct sales efforts, increased services offerings, and held an aggressive marketing campaign in both Rhode Island and Maine.

Costs of revenue

Pro forma costs of revenue increased by $5,356,393 or 142%, to $9,137,395 for the year ended December 31, 2000 as compared to $3,781,002 for the comparable period in 1999. This increase is due primarily to additional transport, co-location, and connectivity charges associated with the initial build out of our voice network and variable and fixed network costs associated with the increase in customers.

Selling, general and administrative expense

Pro forma selling, general and administrative expenses increased by $13,059,185 or 149%, to $21,815,567 for the year ended December 31, 2000 as compared to $8,756,382 for the comparable period in 1999. This increase is due primarily to the salaries and related expenses for the development of our business, network architecture, the establishment of our management team and the development of corporate identification, promotional and advertising materials. As the staffing levels and operations of Log on America have expanded over the past year, we have incurred additional expenses to support such growth.

Depreciation and amortization

Pro forma depreciation and amortization increased by $2,160,324 or 71%, to $5,201,700 for the year ended December 31, 2000 as compared to $3,041,376 for the comparable period in 1999. This increase is due primarily to the depreciation on the equipment costs associated with the buildout of our voice and data network backbone to accommodate increased usage of our network.

Other Income (Expense)

Pro forma other income increased by $43,662 or 8%, to $563,821 for the year ended December 31, 2000 as compared to other income of $520,159 for the comparable period in 1999. This increase is due primarily to the investment income earned on the proceeds from the sale of convertible preferred shares in 2000.

Year Ended December 31, 2000
versus Year Ended December 31, 1999

Revenues

Revenues increased by $9,353,983 or 280%, to $12,695,058 for the year ended December 31, 2000 as compared to $3,341,075 for the comparable period in 1999. The increase in revenue is due primarily to the full year impact on dial-up and high-speed data customers acquired, new voice customers primarily obtained in the second quarter, plus additional products and services offered to our existing base during 2000. In addition, we increased our direct sales efforts, increased our service offerings, and initiated an aggressive marketing campaign in both Rhode Island and Maine.

Costs of revenue

Costs of revenue increased by $7,564,427 or 518%, to $9,025,281 for the year ended December 31, 2000 as compared to $1,460,854 for the comparable period in 1999. This increase is due primarily to additional transport, co-location and connectivity charges associated with the initial build out of our voice network as well as the variable and fixed network costs associated with our new customers.

Selling, general and administrative expense

Selling, general and administrative expenses increased by $15,269,361 or 235%, to $21,767,269 for the year ended December 31, 2000 as compared to $6,497,908 for the comparable period in 1999. The increase was primarily due to increase in salaries and related expenses for the development of our business, the establishment of our management team and the development of our corporate identification, promotional and advertising materials and legal costs associated with our litigation. This also includes the corporate activities related to in sourcing previously outsourced functionality including, provisioning, billing, and additional call center functionality. These costs were partially offset by a one-time cash payment of $3,500,000 from Nortel Networks, Inc. for the reimbursement of costs incurred by us. During the second half of 2000 we successfully stalled and moved away from the capital and cost intensive access infrastructure associated with DSL and directed our focus on a more cost effective service delivery infrastructure. As a result we incurred certain one-time charges of approximately $1,100,000 in the fourth quarter of 2000 as a result of the reduction in our workforce and the consolidation of our network deployment plan. In addition, during the fourth quarter of 2000; as a result of our declining stock price and in accordance with FASB 114, we established a valuation allowance of approximately $1,370,000 against our Note Receivables from related parties, which are secured by shares of our common stock.

Depreciation and amortization

Depreciation and amortization increased by $3,887,895 or 305%, to $5,163,174 for the year ended December 31, 2000 as compared to $1,275,279 for the comparable period in 1999. This increase is due primarily to the amortization expense related to the intangible assets associated with the acquisitions and the depreciation on the equipment costs associated with the build-out of our data and telephone network backbone and the internal infrastructure to accommodate the increased usage of our external and internal network. It is also reflective of the deployment of $14,962,849 in network equipment, central office switching equipment and collocate equipment during the year 2000.

Other Income (Expense)

Net other income decreased by $37,373, or 6%, to $563,821 for the year ended December 31, 2000 as compared to net other income of $601,194 for the comparable period in 1999. This decrease is due primarily to the interest expense associated with our Nortel Networks, Inc. financing agreement and the acquisition of new capital leases during the year for our network build-out, partially offset by increases in interest income as a result of the increase in cash and available-for-sale securities outstanding throughout 2000 as compared to 1999.

Liquidity and Capital Resources

Capital expenditures were approximately $5,925,175 and $2,097,176 for the years ended December 31, 2000 and 1999, respectively. We expect to decrease capital expenditures over the next year as we move towards a more cost effective service delivery infrastructure. During the second half of 2000, we stopped and moved away from the capital and cost intensive colo-centric access infrastructure associated with offering DSL to residential and small office home office customers and moved to a data-centric approach where we target businesses and enterprises with much larger needs for our voice and data services. This approach will require less capital to implement, offer higher margins, and benefit from our past investment in our network in-house customer care and billing platforms.

On February 23, 2000, we sold 15,000 of Series A Convertible Preferred Stock and issued 594,204 common stock purchase warrants for an aggregate consideration of $15,000,000 to a group of investors, specifically HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD and Marshall Capital Management, Inc.

Simultaneously, with the sale of the Preferred Stock we entered into a Senior Secured Credit Agreement ("Credit Agreement") with Nortel Networks, Inc ("Nortel"). Under the Credit Agreement, Nortel committed to an initial advance of up to $30,000,000 and a second advance of up to an additional $15,000,000 to finance the purchase of equipment and services. We have granted Nortel a security interest in substantially all of our assets under the Credit Agreement. The Credit Agreement has certain restrictive financial covenants. Such covenants include minimum EBITDA and annualized EBITDA with respect to financial ratios. At December 31, 2000 we were substantially not in compliance with such covenants but have obtained the necessary waivers from Nortel through March 31, 2001. We have not obtained waivers for periods after March 31, 2001 and therefore, Nortel may call the loan on demand. As a result, we classified all amounts drawn against the credit agreement and accrued as current.

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial.

On November 14, 2000,we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. Pursuant to the agreement, Nortel paid one-time cash payment to us of $3,500,000. The agreement also provided for additional product and service credits, which are needed to get our existing network fully operational. In addition, Nortel provided a one-time reduction of $5,000,000 against the current amount drawn against the Credit Agreement. In accordance with the November 14, 2000 agreement, we are not making any further purchases under the Credit Agreement.

As of December 31, 1999, Nortel has advanced us $1,439,582. As of December 31, 2000, Nortel advanced us an additional $4,868,247 (net of the $5,000,000 credit). These have been considered advances under the Credit Agreement with Nortel and classified as current liabilities.

Our capital requirements may vary based upon the timing and success of our build-out and as a result of regulatory, technological, and competitive developments, or if;

o demand for our services or our anticipated cash flow from operations is less or more than expected; or
o the number of regions entered or the timing of entry and services offered is less or more than expected; or
o development plans or projections change or prove to be inaccurate; or
o we engage in any acquisitions; or
o we accelerate deployment of our network services or otherwise alter the schedule or targets of our rollout plan.

As of December 31, 2000, we had an accumulated operating deficit of $23,410,680 and cash and cash equivalents and available-for-sale securities of $9,608,308. Net cash used in operating activities was $15,437,042 and $2,579,472 for the years ended December 31, 2000 and 1999, respectively. The net cash used in operations was primarily due to higher network costs due to the cost associated with implementing an in house customer care and billing organization. This was partially offset by increases in depreciation and amortization, accounts payable and accrued expenses and deferred revenue at December 31, 2000. The net cash provided by investing activities of $1,445,735 at December 31, 2000, related primarily to proceeds from the sales of securities used to fund the acquisitions and purchases of property and equipment correlating to network build-out, switch installation, the implementation of the customer care and billing infrastructure, and the acquisition of three internet service providers and one telephone field service provider. The net cash used in investing activities of $17,009,915 at December 31, 1999, related primarily to the acquisitions occurring during the year. Net cash provided by financing activities was $14,005,420 at December 31, 2000 and was primarily due to net proceeds from the issuance of the Preferred Stock and Warrants and our borrowings under the Credit Agreement with Nortel, less related issuance costs. Net cash provided by financing activities was $26,804,116 at December 31, 1999 and was primarily related to proceeds from the issuance of common stock at the initial public offering on April 22, 1999, less related issuance costs.

We plan to realign our business plan to effectively meet the increasingly challenging competitive local exchange carrier environment. We plan to optimize the assets that we have deployed and limit future capital expenditures to a success based smart build strategy. This will lower our overall capital expenditure requirements and allow us to direct resources to more profitable opportunities. In addition, we plan to reduce our overall EBITDA loss by implementing various cost reduction programs, which include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure.

With the implementation and completion of our various cost reduction programs, we believe that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2001. If we are unsuccessful in implementing these cost reductions or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001. As a result, we may decide to seek additional capital earlier than the end of 2001, the timing of which will depend upon, among other things, market conditions and terms which are acceptable to us. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities, in our industry. We may also need additional financing if:

o Nortel calls its demand note due and payable; and/or
o we alter the schedule, targets or scope of the network build-out plan; and/or
o our plans or projections change or prove to be inaccurate; and/or
o we acquire other companies or businesses; and/or
o we are unsuccessful in the pending litigation concerning our Preferred Stock and are required to redeem such stock.

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

We have not paid any cash dividends to our shareholders and do not intend to pay cash dividends in the foreseeable future. Our credit agreement with our Nortel prohibits the payment of dividends without its consent.

We reduced our overall EBITDA loss by implementing various cost reduction programs, which include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. These programs were initiated in the fourth quarter of this year and are still on-going.

The 2000 operating results caused us to violate certain of our loan covenants with Nortel Networks, Inc. ("Nortel"). Nortel provided us with a Senior Secured Credit Agreement (the "Credit Agreement") and agreed to finance our commitment to purchase equipment and services from Nortel. We had borrowed $4,868,247 as of December 31, 2000. The 2000 operating loss caused us to violate the EBITDA, Annualized EBITDA, and Minimum Gross Revenues covenants. Nortel has granted us a waiver curing the financial covenant defaults incurred under the Credit Agreement through March 31, 2001.

With the implementation and completion of our various cost reduction programs, we believe that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2001, provided Nortel does not call its debt on demand for payment in full. If Nortel calls its debt for demand payment, or if we are unsuccessful in implementing these cost reductions or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001, unless we raise additional capital through an equity or debt financing, which may or may not be available to us or may not be available to us at acceptable terms.

Item 7.  FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F-1 through F-19 herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by this Part III (Items 9, 10, 11 and 12) is not set forth herein because Log On America intends to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2000 the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 29, 2001. Such information to be included in the Definitive Proxy Statement is hereby incorporated into Items 9, 10, 11 and 12 by this reference.

                         Report of Independent Auditors

To the Stockholders and Directors
  of Log On America, Inc.

We have audited the accompanying balance sheets of Log On America, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Log On America, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Log On America, Inc. will continue as a going concern. As more fully described in Note 3, the Company has an operating loss and has not complied with certain covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Providence, Rhode Island
February 20, 2001

                                                           /s/ ERNST & YOUNG LLP

                              LOG ON AMERICA, INC.
                                 BALANCE SHEETS

                                                                                                     December 31,      December 31,
                                                                                                        2000               1999
                                                                                                     ------------      ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents...................................................................      $  7,858,973      $  7,844,860
   Available-for-sale securities...............................................................         1,749,335        11,203,853
   Accounts receivable, net of allowance of $750,000 and $66,448, respectively.................         1,612,818           319,915
   Notes receivable from officers and related parties, net of valuation allowance
     of $1,370,000 in 2000.....................................................................           661,378         1,562,757
   Other current assets........................................................................         1,362,285           558,514
                                                                                                     ------------      ------------
     TOTAL CURRENT ASSETS......................................................................        13,244,789        21,489,899
                                                                                                     ------------      ------------
PROPERTY & EQUIPMENT, net......................................................................        19,097,171         4,967,968
OTHER ASSETS
   Goodwill and other intangible assets, net...................................................        10,836,502        10,708,990
   Other assets................................................................................            56,822            11,558
                                                                                                     ------------      ------------
      TOTAL OTHER ASSETS.......................................................................        10,893,324        10,720,548
                                                                                                     ------------      ------------
TOTAL ASSETS...................................................................................      $ 43,235,284      $ 37,178,415
                                                                                                     ============      ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations.................................................      $    757,512      $    454,954
  Accounts payable.............................................................................         3,831,019         1,495,918
  Accrued expenses.............................................................................         3,779,543           861,047
  Borrowings under line of credit..............................................................           875,000                 -
  Advances under multiple term loan agreement..................................................         4,868,247                 -
  Deferred revenue.............................................................................         1,133,298         1,135,651
                                                                                                     ------------      ------------
   TOTAL CURRENT LIABILITIES...................................................................        15,244,619         3,947,570
                                                                                                     ------------      ------------
LONG-TERM LIABILITIES
  Borrowings under line of credit..............................................................                 -           725,000
  Advances under multiple term loan agreement..................................................                 -         1,439,582
  Capital lease obligations....................................................................           422,075           640,179
                                                                                                     ------------      ------------
   TOTAL LONG-TERM LIABILITIES.................................................................           422,075         2,804,761
                                                                                                     ------------      ------------
TOTAL LIABILITIES..............................................................................        15,666,694         6,752,331
                                                                                                     ------------      ------------
Redeemable convertible preferred stock, $.01 par value; authorized 15,000,000 shares,
   Series A 15,000 shares issued and outstanding at December 31, 2000..........................         9,643,836                 -

Commitments and contingencies..................................................................                 -                 -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 50,000,000 shares, 8,795,704 and 8,289,793
    issued and outstanding at December 31, 2000 and December 31, 1999, respectively............            87,957            82,898
  Additional paid-in capital...................................................................        41,233,260        36,095,697
  Accumulated other comprehensive income (loss)................................................            14,217           (38,676)
  Accumulated deficit..........................................................................       (23,410,680)       (5,713,835)
                                                                                                     ------------      ------------
   TOTAL STOCKHOLDERS' EQUITY..................................................................        17,924,754        30,426,084
                                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................................      $ 43,235,284      $ 37,178,415
                                                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF OPERATIONS

                                                                            Twelve Months Ended December 31,
                                                                          -----------------------------------
                                                                              2000                   1999
                                                                          ------------           ------------
 REVENUES..........................................................       $ 12,695,058            $ 3,341,075
 OPERATING EXPENSES
   Costs of revenue................................................          9,025,281              1,460,854
   Selling, general and administrative.............................         21,767,269              6,497,908
   Depreciation and amortization...................................          5,163,174              1,275,279
                                                                          ------------            -----------

    Total operating expenses.......................................         35,955,724              9,234,041
                                                                          ------------            -----------
 LOSS FROM OPERATIONS..............................................        (23,260,666)            (5,892,966)
                                                                          ------------            -----------
 OTHER INCOME (EXPENSE)
   Interest expense................................................           (609,794)               (91,260)
   Other income....................................................             46,572                  5,001
   Interest income.................................................          1,127,043                687,453
                                                                          ------------            -----------
   Net other income................................................            563,821                601,194
                                                                          ------------            -----------
 LOSS BEFORE EXTRAORDINARY ITEM....................................        (22,696,845)            (5,291,772)

 Extraordinary Item - Gain on early
   extinguishment of debt..........................................          5,000,000                      -
                                                                          ------------            -----------
 NET LOSS..........................................................        (17,696,845)            (5,291,772)
                                                                          ------------            -----------

   Preferred stock dividends                                                (1,029,042)                     -
   Preferred stock accretion                                                (2,143,836)                     -
                                                                          ------------            -----------
 NET LOSS APPLICABLE TO COMMON STOCKHOLDERS........................       $(20,869,723)           $(5,291,772)
                                                                          ============            ===========

 WEIGHTED AVERAGE COMMON SHARES  USED IN COMPUTING BASIC AND
  DILUTED LOSS PER SHARE...........................................          8,655,079              6,655,832
                                                                          ============            ===========

 BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
    LOSS BEFORE EXTRAORDINARY ITEM.................................       $      (2.99)           $     (0.80)
     EXTRAORDINARY GAIN............................................               0.58                      -
                                                                          ------------            -----------

 BASIC AND DILUTED LOSS PER COMMON SHARE...........................       $      (2.41)           $     (0.80)
                                                                          ============            ===========

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE 12 MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        Accumulated
                                                                       Additional                          Other          Total
                                           Common Stock Issued          Paid-In        Accumulated      Comprehensive  Stockholders'
                                           Shares       Par Value       Capital          Deficit        Income (Loss)     Equity
                                          ---------      -------      -----------      ------------       --------      -----------
BALANCE DECEMBER 31, 1998                 4,610,716      $46,107      $ 1,032,344      $   (422,063)      $      -      $  (656,388)
Net loss.............................                                                    (5,291,772)             -       (5,291,772)
Unrealized loss from available-for-sale
  securities.........................                                                                      (38,676)         (38,676)
                                          ---------      -------      -----------      ------------       --------      -----------
Comprehensive loss...................                                                                                    (5,330,448)
Issuance of common stock, net of
  issuing costs......................     3,156,410       31,564       27,073,246                                -       27,104,810
Issuance of common stock for
  acquisitions.......................       522,667        5,227        7,990,107                                -        7,995,334
                                          ---------      -------      -----------      ------------       --------      -----------
BALANCE DECEMBER 31, 1999                 8,289,793       82,898       36,095,697        (5,713,835)       (38,676)      30,426,084
Net loss.............................                                                   (17,696,845)             -      (17,696,845)
Unrealized gain on available-for-sale
  securities.........................                                                                       52,893           52,893
                                                                                                                        -----------
Comprehensive loss...................                                                                                   (17,643,952)
                                                                                                                        -----------
Issuance of common stock.............       507,007        5,070          850,430                                -          855,500
Shares retired.......................        (1,096)         (11)              11                                                 -
Value of warrants issued in
 connection with the redeemable
 convertible preferred stock,
 net of issuing costs................                                   7,460,000                                         7,460,000
Preferred stock dividends............                                  (1,029,042)                                       (1,029,042)
Preferred stock accretion............                                  (2,143,836)                                       (2,143,836)
                                          ---------      -------      -----------      ------------       --------      -----------
BALANCE DECEMBER 31, 2000                 8,795,704      $87,957      $41,233,260      $(23,410,680)      $ 14,217      $17,924,754
                                          =========      =======      ===========      ============       ========      ===========


The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             Twelve Months Ended December 31,
                                                                                            -----------------------------------
                                                                                               2000                    1999
                                                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                  $(17,696,845)          $ (5,291,772)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Notes receivable officers forgiven...............................................             31,378                 31,378
    Depreciation and amortization....................................................          5,163,174              1,275,279
    Extraordinary gain - debt relief.................................................         (5,000,000)
    Bad debt provision...............................................................            683,552                 50,249
    Bad debt provision - notes receivable from related parties.......................          1,370,000                      -
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable............................................................         (1,976,455)               (28,188)
      Other current assets...........................................................           (758,666)              (545,105)
      Other assets...................................................................            (45,264)                32,324
      Accounts payable...............................................................          2,335,101                704,145
      Accrued expenses...............................................................            459,336                782,860
      Deferred revenue...............................................................             (2,353)               409,358
                                                                                            ------------           ------------
        Total adjustments............................................................          2,259,803              2,712,300
                                                                                            ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES................................................        (15,437,042)            (2,579,472)
                                                                                            ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..............................................         (5,925,175)            (2,097,176)
  Issuance of notes receivable from related parties and officers.....................           (500,000)            (1,500,000)
  (Purchases) of available-for-sale securities.......................................        (59,871,110)           (11,242,529)
  Sales of available-for-sale securities.............................................         69,378,521                      -
  Acquisitions, less cash acquired...................................................         (1,636,501)            (2,170,210)
                                                                                            ------------           ------------
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES................................          1,445,735            (17,009,915)
                                                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock.................................................                  -             30,670,000
  Proceeds from issuance of redeemable convertible preferred stock and stock warrants         15,000,000                      -
  Issuance costs on common stock.....................................................                  -             (3,565,190)
  Issuance costs on preferred stock..................................................            (40,000)                     -
  Issuance costs on long-term debt...................................................           (580,025)                     -
  Proceeds from / borrowings under line of credit....................................            150,000                725,000
  Payments on notes payable..........................................................                  -               (720,273)
  Principal payments on capital lease obligations....................................           (524,555)              (305,421)
                                                                                            ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................................         14,005,420             26,804,116
                                                                                            ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................................             14,113              7,214,729
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR..........................................          7,844,860                630,131
                                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS END OF YEAR................................................       $  7,858,973           $  7,844,860
                                                                                            ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...........................................................................       $    564,645           $     91,260
                                                                                            ============           ============
  Income taxes.......................................................................       $          -           $          -
                                                                                            ============           ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisitions
  Fair value of assets acquired......................................................       $    208,415           $  1,499,901
                                                                                            ============           ============
  Intangibles established............................................................          2,283,586             11,429,890
                                                                                            ============           ============
  Liabilities assumed................................................................                  -              2,764,247
                                                                                            ============           ============
  Common stock issued................................................................            855,500              7,995,334
                                                                                            ============           ============
Details of  financing activities
  Equipment acquired under capital lease obligations.................................       $    609,009           $    472,221
                                                                                            ============           ============
  Equipment acquired under Nortel financing agreement................................          8,428,665              1,439,582
                                                                                            ============           ============
  Capital equipment accrued..........................................................          1,280,120                      -
                                                                                            ============           ============
  Accretions and dividends on redeemable preferred stock.............................          3,172,878                      -
                                                                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1. NATURE OF BUSINESS AND OPERATING HISTORY

LOA is a Northeast regional Information/Internet service provider and competitive local exchange carrier. The Company's services include high speed data and Internet service, principally utilizing local exchange service and long distance service. The Company's plan is to rapidly evolve into a leading facilities-based integrated telecommunications provider by offering a single source for competitively priced, high quality, customized telecommunications services.

Additionally, we operate for all periods presented, in one segment.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Marketable securities that have a readily determined fair market value are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in values determined to be other than temporary in available-for-sale securities are included in interest income.

B. Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, available-for-sale securities and accounts receivable. All of our available funds at December 31, 2000 and 1999, were deposited in accounts with financial institutions which management believes are of high credit quality or in government securities and commercial paper. We believe that concentration of credit risk with respect to accounts receivable is limited due to the use of pre-approved charges to customer credit cards, and the ability to terminate access on delinquent accounts.

C. Compensating Balances

At December 31, 2000, we are required to maintain compensating balances equal to 125% of the borrowings outstanding on the $4,000,000 line of credit. At December 31, 2000, we had $1,093,750 of available-for-sale securities restricted as compensating balances.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

D. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives of the assets.

Leasehold improvements                    Shorter of lease term or useful life
Electronic communication equipment                                3 to 5 years
Furniture and fixtures                                            3 to 7 years
Computer equipment                                                     3 years
Office equipment                                                  3 to 5 years
Computer software                                                 3 to 5 years

E. Equipment Under Capital Leases

We lease certain equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair market value of the assets under lease, whichever is less. Assets under lease are amortized over the lease term or the useful life of the assets.

F. Intangible Assets

Intangible assets consist of the cost of the acquired customer bases, non-compete agreements, and goodwill resulting from business combinations. Intangible assets are amortized using the straight-line method over two to five years. The carrying value of the intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. We determine whether impairment has occurred based on gross expected future cash flows and measure the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

G. Revenue Recognition

Revenues are principally generated from dial-up Internet access, web site hosting, commercial leased lines, and other related voice and data services as well as installation services related to PBX customers. These revenues are recognized at the time services are provided. Service plans range from one month to one year. Advance collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned. Revenues related to non-recurring installation service are recorded when the services are provided and are not material. We expense the related direct costs of installation and activation as incurred. There was no material effect to the financial statements of following the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

H. Advertising

Advertising costs are charged to expense as incurred and totaled approximately $1,325,737 and $706,475 for the years ended December 31, 2000 and 1999, respectively.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

I. Costs of Revenue

Costs of services principally include costs of data transmission, Internet access, and transport costs associated with resold lines and voice related services, and installation expenses, exclusive of depreciation and amortization.

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

K. Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. We have chosen to account for stock-based compensation granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the fair value of our stock at the date of the grant over the amount that must be paid to acquire the stock. Compensation cost to non-employees is measured using the fair value method prescribed by SFAS 123.

L. Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include valuation of acquired assets and liabilities, deferred tax assets, valuation allowances on receivables, net realizable values, and useful lives of intangible assets.

 M. Net Loss per Common Share

We calculate net loss per share under the provisions of SFAS 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be antidilutive. We had 1,477,130 and 1,355,200 options outstanding at December 31, 2000 and 1999, respectively. We had 1,069,671 and 995,667 warrants to purchase common stock outstanding at December 31, 2000 and 1999, respectively. These options and warrants were not included in the calculation of diluted loss per share because the effect would be antidilutive.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

3. GOING CONCERN

The 2000 operating results caused us to violate certain of our loan covenants with Nortel Networks, Inc. ("Nortel"). Nortel provided us with a Senior Secured Credit Agreement (the "Credit Agreement") and agreed to finance our commitment to purchase, by December 31, 2001, of up to $47,000,000 (see Note 11) of equipment and services from Nortel. We had borrowed $4,868,247 (net of the $5,000,000 credit described on Note 10) as of December 31, 2000. The 2000 operating loss caused us to violate the EBITDA, Annualized EBITDA, and Minimum Gross Revenues covenants. Nortel has granted us a waiver curing the financial covenant defaults incurred under the Credit Agreement through March 31, 2001.

As a result of the covenant defaults and our operating losses, we reduced our overall EBITDA loss by implementing various cost reduction programs, which include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. These programs were initiated in the fourth quarter of this year and are still on-going.

With the implementation and completion of our various cost reduction programs, we believe that the existing capital resources will be sufficient to fund our expansion and operating deficits through 2001, provided Nortel does not call its debt on demand for payment in full. If Nortel calls their debt for demand payment, or if we are unsuccessful in implementing these cost reductions or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001, unless we raise additional capital through an equity or debt financing, which may or not be available to us or may not be available to us at acceptable terms.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The conditions mentioned above raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

4. INVESTMENTS

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

The following is a summary of available-for-sale securities:

                                December 31, 2000

                                                      Gross          Gross
                                                    Unrealized     Unrealized      Estimated
                                     Cost             Gains          Losses        Fair Value
                                 --------------    ------------   -------------   -------------
Corporate debt securities         $   734,903        $10,097        $    -         $  745,000
Governmental debt securities        1,000,215          4,120             -          1,004.335

                                 --------------    ------------   -------------   -------------
                                  $ 1,735,118        $14,217        $    -         $1,749,335
                                 ==============    ============   =============   =============

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                December 31, 1999

                                                      Gross          Gross
                                                    Unrealized     Unrealized      Estimated
                                     Cost             Gains          Losses        Fair Value
                                 --------------    ------------   -------------   -------------
Corporate debt securities         $ 8,747,745       $     -        $ (32,800)      $ 8,714,945
Governmental debt securities        2,494,784             -           (5,876)        2,488,908
                                 --------------    ------------   -------------   -------------
                                  $11,242,529       $     -        $ (38,676)      $11,203,853
                                 ==============    ============   =============   =============


5. ACQUISITIONS

During 2000, we acquired certain assets of three Internet service provider businesses and one telephone field service provider for approximately $2,492,000, including related acquisition costs. These transactions were accounted for using the purchase method. The total purchase price included cash of $1,636,501 and 64,811 shares of our common stock valued at $855,500.

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

During 1999, the Company acquired certain assets of three Internet service provider businesses for approximately $1,672,000, including related acquisition costs. The total purchase price included cash and 16,000 shares of the Company's common stock valued at the price of the Company's common stock on the purchase date. The fair value of the net tangible assets acquired, consisting primarily of computer, network and communications equipment approximated $86,500. The remaining purchase price was allocated to the acquired customer base, non-compete agreements and goodwill, which are each being amortized over two to five years.

The results of operations for the acquisitions listed above are included in our statement of operations from the respective acquisition dates.

The following table sets forth the unaudited pro forma results of our operations for the years ended December 31, 2000 and 1999. The unaudited pro forma results of operations assume that our operations were combined with the acquired companies as if the acquisitions occurred on January 1, 1999. The unaudited pro forma results of operations are presented after giving effect to certain adjustments for depreciation and amortization of intangibles. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that we believe were reasonable. The unaudited pro forma results do not purport to represent what our results of operations would actually have been if the transaction in fact had occurred on such date or at the beginning of the period indicated or to project our results of operations at any future date or for any future period.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          (unaudited)
                                                   2000               1999
                                              ------------         -----------
Revenues                                      $ 12,983,197         $ 8,630,881
Loss before extraordinary item                 (22,607,644)         (6,247,720)
Net loss                                       (17,607,644)         (6,247,720)
Loss per share before extraordinary item
  basic and diluted                                  (2.61)               (.91)
Net loss per share, basic and diluted         $      (2.03)        $      (.91)
Weighted average number of shares
  outstanding, basic and diluted                 8,669,849           7,029,187

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        December 31,
                                                   2000               1999
                                               ------------       -----------
Computer, telecommunications, networking
 and office equipment                          $ 15,918,182       $ 4,805,083
Leasehold improvements                            1,260,365           126,013
Construction in progress                          4,661,545           502,718
                                               ------------       -----------
                                                 21,840,092         5,433,814
Accumulated depreciation                         (2,742,921)         (465,846)
                                               ------------       -----------
                                               $ 19,097,171       $ 4,967,968
                                               ============       ===========

Depreciation expense for the years ended December 31, 2000 and 1999 was $2,277,074 and $301,979, respectively. During 2000, we recorded an impairment charge of approximately $1,100,000 as a result of a decision by management to consolidate our network deployment plan. This charge is recorded in selling, general, and administrative expenses.

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                         December 31,
                                                   2000              1999
                                               ------------       ------------
Acquired customer base                         $  8,156,500       $  7,681,200
Covenants not to compete                            697,005            597,000
Goodwill                                          5,166,708          3,458,426
Finance costs                                       730,025                  -
                                               ------------       ------------
                                                 14,750,238         11,736,626
Accumulated amortization                         (3,913,736)        (1,027,636)
                                               ------------       ------------
                                               $ 10,836,502       $ 10,708,990
                                               ============       ============

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

8. NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES

Notes receivable consist of secured amounts loaned to our President and CEO and former stockholders of cyberTours, Inc. and unsecured amounts loaned to two of our officers.

The secured notes amount to $630,000 and $1,500,000 at December 31, 2000 and 1999, respectively. On November 29, 1999, two employees and the former principal of cyberTours, Inc., executed promissory notes to us in the amount of $500,000 each. These notes matured on September 14, 2000. The three notes were extended for a period of one year maturing on September 14, 2001. The notes are secured by 421,333 shares of our common stock, which is held by us as of June 1, 2000, and are interest free. The note agreements state that the collateralized shares held by us are to be considered payment in full. On December 31, 2000, the stock securing the notes was valued at $130,000. As a result, we have established a valuation allowance in the amount of $1,370,000, which represents the difference between the value of the notes and the value of the collateralized stock. Also, in September 2000, our President and CEO executed a promissory note to us in the amount of $500,000. The note is secured with 500,000 shares of common stock registered in the name of our President and CEO. The note is payable upon demand and bears an annual interest rate of 9.5%.

The unsecured loans amount to $31,378 and $62,757 at December 31, 2000 and 1999, respectively. In May 1998, the Company's President and CEO, and an officer and director, executed promissory notes to the Company in the amounts of $77,618 and $47,895, respectively (the "Notes"). Pursuant to the terms of the Notes, the Company agrees to forgive 25% of the principal amount for each note per year if the officers remain employed by the Company. If employment is terminated, the Notes become immediately due and payable. During 2000 and 1999, respectively, $31,378 was released and reported as salaries to these officers.

9. INCOME TAXES

We recognize deferred income taxes for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when amounts are likely to be realized or settled. To date, we have not been profitable; accordingly, the entire amount of any future tax benefit has been reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

The following reconciles the federal statutory income tax rate to the effective income tax rate reflected in the statements of operations:

                                                      2000           1999
                                                   ----------     ----------
  Federal statutory income tax rate                    34.0%           34.0%
  (Increase) decrease in taxes resulting from:
    State income taxes, net                             5.3             5.0
    Goodwill                                           (1.2)           (4.8)
    Other-net                                          (2.8)           (0.5)
    Valuation allowance                               (35.3)          (33.7)
                                                   ----------     ----------
  Effective income tax rate                             0.0%            0.0%
                                                   ==========     ==========

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

The components of net deferred taxes were as follows:

                                                  2000                  1999
                                              -------------        -------------
       Deferred Tax Assets:
         Accounts and notes receivable        $   842,927          $    21,506
         Amortization                             296,049               71,937
         Net operating loss                     7,549,626            2,285,905
         Other                                    226,487               56,252
                                              -------------        -------------
       Total deferred tax assets                8,915,089            2,435,600

       Deferred Tax Liabilities:
         Fixed assets                            (260,018)             (31,223)

       Less: Valuation allowance               (8,655,071)          (2,404,377)
                                              -------------        -------------
       Net                                    $         -          $         -
                                              =============        =============

Net operating loss carryforwards of approximately $18,874,000 will begin to expire in 2018. If realized, the tax benefit of approximately $441,000 (relating to the pre-acquisition period of cyberTours, Inc.) will be applied to reduce goodwill related to the cyberTours, Inc. acquisition.

10.   LINE OF CREDIT

On August 4, 1999 we entered into an agreement with a bank for a $4,000,000 line of credit. The terms of the line of credit require that advances be used for working capital purposes. Borrowings under the line of credit bear interest at a rate equal to the three month LIBOR rate or one year LIBOR rate plus one hundred fifty basis points or, the bank's floating prime rate of interest. The principal balance plus any accrued interest are due and payable on the maturity date. The line of credit matures on August 15, 2001. The outstanding balance on the line of credit was $875,000 and $725,000 at December 31, 2000 and 1999, respectively. The carrying amounts of the Company's borrowings under the line of credit approximate fair value due primarily to its variable interest rate characteristics.

11.  COMMITMENTS

A. Leases

We lease our facilities and certain equipment under operating and capital leases. The leases expire at various dates through March 31, 2009 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs. Amortization of assets recorded under capital leases is included in depreciation expense.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

The minimum aggregate future obligations under noncancelable leases are as follows:


                                             Operating         Capital
                                               Leases          Leases
                                           ---------------  --------------
2001.....................................  $       972,708  $      891,636
2002.....................................          765,240         365,325
2003.....................................          745,928          57,396
2004.....................................          612,267          10,844
2005.....................................          564,517               -
Thereafter...............................        1,996,055               -
                                           ---------------  --------------
             Total minimum lease payments  $     5,656,715       1,325,201
                                           ===============
Less amounts representing interest                                 145,614
                                                            --------------
Present value of future minimum lease payments                   1,179,587
Less current portion                                               757,512
                                                            --------------
Present value of future minimum lease payments
  less current portion                                      $      422,075
                                                            ==============


The total net book value of assets on hand subject to capital lease obligations for the years ended December 31, 2000 and 1999 amounted to $1,572,511 and $1,008,606, respectively.

Total rent expense under these operating leases for the years ended December 31, 2000 and 1999 amounted to $1,422,639 and $300,787, respectively.

B.  Financing

On May 18, 1999, we entered into an agreement with Nortel, which committed us to purchase $8,000,000 of equipment and services. The agreement was amended on November 22, 1999 to increase the amount to $47,000,000. The agreement expires on December 31, 2001. Nortel has agreed to finance the purchases under this agreement with a multiple advance term loan credit facility, which is described below.

On February 23, 2000 we sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (The "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. The proceeds of the Preferred Shares have been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction. The Preferred Shares are redeemable no earlier than February 23, 2003 (unless certain Triggering Events have occurred), at a minimum redemption price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends. Accrued dividends amounted to $1,029,042 as of December 31, 2000.

The fair value of the Preferred Shares at issuance was recorded as $7,500,000, which was less than the mandatory redemption amount at issuance. Therefore, periodic accretions from stockholders' equity are made so that the carrying amount equals the redemption amount on the maturity date. Accretions amounted to $2,143,836 as of December 31, 2000.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

On August 18, 2000 (as more fully described in note 13), we commenced an action against the Preferred Shareholders. Shortly thereafter, as a result of our action, certain of the Preferred Shareholders sent us redemption notices for all 15,000 Preferred Shares, totalling approximately $22,500,000. Based on our claims as specified in our action, we have not nor do we intend to honor these conversion notices and/or redemption notices.

Simultaneously with the sale of Preferred Shares, on February 23, 2000, we entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel. Under the Credit Agreement, Nortel committed to an initial advance to the Company of up to $30,000,000 and subject to certain conditions, a second advance of up to an additional $15,000,000 to finance the Company's commitment to purchase equipment and services from Nortel. Under the Credit Agreement, we will begin repayment of the facility over a five-year period at an annual interest rate of 11% upon completion of the purchases from Nortel. We have granted a security interest in substantially all of our assets under the Credit Agreement. The Credit Agreement has certain restrictive financial covenants. Such covenants include minimum EBITDA and annualized EBITDA with respect to financial ratios. At December 31, 2000, we were substantially not in compliance with such covenants but have obtained the necessary waivers from Nortel effective through March 31, 2001. We have agreed not to make any additional purchases under the credit facility.

On November 14, 2000, we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. This agreement provided for a one-time cash payment of $3,500,000 by Nortel to us, which was made in 2000. The agreement also provides for certain product and service credits, which is needed to get our existing network fully operational. In addition, Nortel provided a one-time reduction of $5,000,000 on the outstanding balance of the Credit Agreement. This early extinguishments of debt is reflected in the statement of operations as an extraordinary gain.

As of December 31, 1999, Nortel has advanced us $1,439,582. As of December 31, 2000, Nortel advanced us an additional $4,868,247 (net of the $5,000,000 credit). These have been considered advances under the Credit Agreement with Nortel and classified as current liabilities.

12. COMMON STOCK

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

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Options granted under the Plan have a term of ten years and typically vest 50% at the end of the first year of continuous employment and 50% at the end of the second year of continuous employment.

The following is a summary of activity under the Plan as of December 31, 2000 and 1999:

                                                2000                             1999
                                    ------------------------------  --------------------------------
                                    Options    Weighted-Average      Options     Weighted-Average
                                     (000)      Exercise Price        (000)       Exercise Price
                                    -------- ---------------------  ---------- ---------------------
Outstanding - beginning of year       1,355        $13.48                  -          $    -
Granted at market price               1,074          7.95              1,163           13.48
Granted at 110% of market price           -             -                200           13.48
Forfeited or cancelled                (952)         13.64                 (8)          12.83
                                    -------- ---------------------  ---------- ---------------------
Outstanding - end of year             1,477        $ 9.36              1,355           13.48
                                    -------- ---------------------  ---------- ---------------------

Weighted-average fair value of
   Options granted during the year                 $ 5.86                             $10.00


The following summarizes the outstanding and exercisable options under the Plan as of December 31, 2000 and 1999:


                                                        2000
         ---------------------------------------------------------------------------------------------------
                                                         Options Outstanding        Options Exercisable
                                                      -------------------------- ---------------------------
                                                       Weighted-     Weighted-                    Weighted
                                         Number        Avg. Life      Average       Number        Average
                                      Outstanding      Remaining      Exercise    Exercisable     Exercise
         Exercise Price Range            (000)         (in years)      Price         (000)         Price
         --------------------------  ---------------  -------------  ----------- --------------  -----------
         $ 2.00 - 10.00                          839            9.4       $ 5.93            595       $ 5.97
         $11.00 - 14.00                          463            8.8        13.13            223        13.30
         $15.00 - 21.25                          175            9.0        15.79             29        16.25


                                                        1999
         ---------------------------------------------------------------------------------------------------
                                                         Options Outstanding        Options Exercisable
                                                      -------------------------- ---------------------------
                                                       Weighted-     Weighted-                    Weighted
                                         Number        Avg. Life      Average       Number        Average
                                      Outstanding      Remaining      Exercise    Exercisable     Exercise
         Exercise Price Range            (000)         (in years)      Price         (000)         Price
         --------------------------  ---------------  -------------  ----------- --------------  -----------
         $10.00 - 14.00                    1,035,000            9.5       $12.68              -            -
         $15.00 - 21.25                      320,200            9.7        15.57              -            -

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 2000: risk-free interest rate of 4.86%, volatility factors of the expected market price of the Company's common stock of 119.8%, and a weighted-average expected life of the option of 2 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   2000                 1999
                                              ----------------    ----------------
Pro forma loss applicable to common
shareholders                                      ($26,605,356)        ($8,691,685)
Pro forma loss per common share,
  basic and diluted                                     ($3.07)             ($1.31)



Warrants

During 1999, certain warrants were issued for which we did not receive consideration from the recipient. Accordingly, the fair value of the warrants granted is included as part of the purchase price as the services rendered by the recipient related to an acquisition by us. During 2000, 594,204 warrants were issued related to the sale of the Series A Redeemable Convertible Preferred Stock. The fair value of the warrants issued is included in Additional Paid-in Capital.

The following is a summary of the our warrant activity for the years ended December 31, 2000 and 1999:


                                                 2000                             1999
                                     ------------------------------  ------------------------------
                                     Warrants    Weighted-Average    Warrants    Weighted-Average
                                      (000)       Exercise Price      (000)      Exercise Price
                                     ---------  -------------------  ---------  -------------------
Outstanding - beginning of year            996       $   5.26           1,132       $  1.29
Granted                                    594          17.23             271         15.70
Exercised                                 (442)          1.00            (370)         1.00
Forfeited or cancelled                     (58)          1.00             (37)         2.94
                                     ---------  -------------------  ---------  -------------------
Outstanding - end of year                1,090          13.28             996          5.26
                                     ---------  -------------------  ---------  -------------------

Exercisable at end of year               1,090       $  13.28             996       $  5.26

Common stock

On April 22, 1999, the Company completed an initial public offering ("IPO") of 2,530,000 common shares at a price of $10.00 per share. In connection with the IPO, 220,000 underwriter warrants were granted. On December 10, 1999, the Company completed the sale of 256,410 common shares to Nortel Networks Inc. ("Nortel") at a price of $19.50 per share for $5,000,000. In addition, during 2000 and 1999 we issued 64,811 and 522,667 common shares, respectively, in connection with acquisitions identified in Note 4.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

On November 17, 1999, the Company filed an amendment to its Certificate of Incorporation, which increased the number of authorized shares of common stock, $.01 par value, from 20,000,000 to 50,000,000 shares. In addition, the amendment authorized up to 15,000,000 shares of a new class of undesignated Preferred Stock ("Blank Check Preferred Stock"), which would allow our Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock.

13. LITIGATION

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial.


After the complaint was filed, Defendants sent conversion and redemption notices to us. We have not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any shares of our outstanding preferred stock held by any of the Defendants. The Defendants have filed a motion to dismiss our complaint, which is presently pending before the court.

On September 19, 2000, Belenos, Inc., a Delaware corporation ("Belenos") filed suit against us alleging that certain sums are due it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts (CA 00-4177 (F)).

This controversy arises from certain work performed or to be performed, and equipment provided or to be provided in the build-out of our network. The vendor, Belenos, has been either unwilling or unable to provide detailed invoices for the work performed and has failed to satisfactorily address our concerns as to the quality of work performed. We refused to make payment as invoiced by Belenos until our concerns have been satisfactorily addressed. Belenos filed a suit against us seeking payment on the above-mentioned invoices in the approximate amount of $1,200,000, and unspecified money damages in connection with our alleged breach of contract with Belenos. We filed an answer and a counter claim. We are conducting a court ordered audit of Belenos' records.

On January 12, 2001, we commenced an action against Credit Suisse First Boston Corporation (CSFB) seeking recovery of $100 Million for CSFB's gross negligence and material conflicts of interest as our exclusive financial advisor. We allege that CSFB was grossly negligent and was deceptive in connection with the structuring and negotiation of our sale of Convertible Preferred Stock to certain institutional investors including Marshall Capital Management Inc. ("Marshall"), a subsidiary of CSFB; and the structuring and negotiation of an equipment purchase agreement and secured credit facility with Nortel Networks Inc. ("Nortel").

The complaint, which was filed in the United States District Court, Southern District of New York (Case No. 01 Civ 0272 (RMB)) alleges that CSFB, after being retained by us as its exclusive financial advisor, represented that it would raise substantial capital for us from "name investors" and when it failed to do so, recommended we raise money by issuing floorless Convertible Preferred Stock and promising to support our stock in the market. One half of the convertible stock was placed by CSFB with Marshall. We have since sued Marshall and the other holders of the convertible stock alleging market manipulation. It is further alleged that CSFB negotiated the transaction with Nortel on unfavorable terms while failing to disclose to us that CSFB was also representing Nortel in other major financial transactions.

                              LOG ON AMERICA, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

CSFB has not as yet filed responsive pleadings. We have commenced discovery against CSFB. There can be no assurances that we will prevail in these matters.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

a)       Financial Statements:
         Independent Auditor's Reports                                 F-1
         Balance Sheets                                                F-2
         Statements of Operations                                      F-3
         Statements of Stockholders' Equity (Deficit)                  F-4
         Statements of Cash Flows                                      F-5
         Notes to Financial Statements                                 F-6 - 19

b)       Current Reports on Form 8-K

         None.
     As of the date of the filing of this annual report on From 10-KSB no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

c)       Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION

3.1 Form of Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

3.2 Form of Bylaws of Registrant, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307).

3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed with the Delaware Secretary of State on February 23, 2000.

4.1 Specimen certificate representing Registrant's Common Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

4.2 Registration Rights Agreement, dated as of February 23, 2000, by and among the Company and certain Buyers (incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761)).

4.3 Form of Warrant to purchase shares of Common Stock (incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761)).

10.1 David R. Paolo Employment Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.2 Raymond E. Paolo Employment Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.4 Lease Agreement for premises located at 3 Regency Plaza, Providence, Rhode Island. (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.5 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.6 Kenneth M. Cornell Employment Agreement (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.7 Acquisition agreement between cyberTours, Inc., and Log On America, Inc. (incorporated by reference to the Company's Form 8-K, dated August 12, 1999 (File No. 000-25761)).

10.8 Equipment and Service Agreement with Nortel Networks, Inc. (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.9 Line of Credit Agreement between Log On America and Fleet National Bank (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.10 Securities Purchase Agreement, dated as of February 28, 2000, by and among the Company and certain Buyers. (incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761)).

10.11 Credit Agreement, dated as of January 31, 2000, by and between the Company and Nortel Networks Inc. (Portions omitted pursuant to a confidential treatment request.) Incorporated by reference to the Company's Form 8-K, dated February 23, 2000 (File No. 000-25761)).

10.12 Charles Cleary Employment Agreement, incorporated by reference to the Company's Form 10K, dated March 29, 2000 (File No. 000-25761).

10.13 Investment agreement between Nortel Networks Inc. and Log On America (incorporated by reference to the Company's Form 8-K, dated February 28, 2000 (File No. 000-25761)).

10.14 Amended agreement Nortel, incorporated by reference to the Company's Form 10K, dated March 29, 2000 (File No. 000-25761).

23.1*    Consent of Ernst & Young LLP

24.1*    Power of Attorney (set forth on signature page of this Form 10-K)

* Filed herewith with this Form 10KSB

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 2001                              LOG ON AMERICA, INC.


                                                     BY: /S/ David R. Paolo
                                                         ------------------
                                                         David R. Paolo,
                                                         President

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

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLES                                                 DATE

S/ David R. Paolo
-----------------
David R. Paolo                 President, CEO, Chairman, and Director                 March 30, 2001

S/ Charles F. Cleary
--------------------
Charles F. Cleary              Chief Operating Officer, and Director                  March 30, 2001

S/Kenneth M. Cornell
--------------------
Kenneth M. Cornell             Chief Financial Officer, Treasurer, and Director       March 30, 2001

S/ Raymond E. Paolo
-------------------
Raymond E. Paolo               Executive Vice President, Secretary, and Director      March 30, 2001

S/ Robert Annunziata
--------------------
Robert Annunziata              Director                                               March 30, 2001

S/ Jerry M. Hultin
------------------
Jerry M. Hultin                Director                                               March 30, 2001

S/ Joseph R. Paolino Jr.
-----------------------
Joseph R. Paolino, Jr.         Director                                               March 30, 2001

S/ David M. Robert
------------------
David M. Robert                Director                                               March 30, 2001