Form 10QSB
period 2001-03-31
LOG ON AMERICA INC
filed 2001-05-18
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

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

                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

As of April 30, 2001, a total of 8,795,704 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

             Balance Sheets as of March 31, 2001 and December 31, 2000 ... 3 Statements of Operations for the Three Months Ended
               March 31, 2001 and 2000 ................................... 4
             Statements of Cash Flows for the Three Months Ended
               March 31, 2001 and 2000 ................................... 5
             Notes to Financial Statements ............................... 6
  Item 2. Management's Discussion and Analysis .......................... 11

PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings .......................................... 17
  Item 2.    Changes in Securities and Use of Proceeds .................. 18
  Item 3.    Defaults in Senior Securities .............................. 18
  Item 4.    Submission of Matters to a Vote of Security Holders ........ 18
  Item 5.    Other Information .......................................... 19
  Item 6.    Exhibits and Reports on Form 8-K ........................... 19

Signatures .............................................................. 20

Part 1.  Financial Information

                               LOG ON AMERICA, INC
                                 BALANCE SHEETS

                                                                                                 (Unaudited)       (Audited)
                                                                                                  March 31,      December 31,
                                                                                                  ---------      ------------
                                                                                                    2001             2000
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................................................    $  4,659,924     $  7,858,973
   Available-for-sale securities ...........................................................       1,373,955        1,749,335
   Accounts receivable, net of allowance of $830,091 and $750,000, respectively ............       1,894,381        1,612,818
   Notes receivable from officers and related parties, net of valuation
     allowance of $1,240,000 and $1,370,000 respectively ...................................         612,628          661,378
   Other current assets ....................................................................       1,231,233        1,362,285
                                                                                                ------------     ------------
     TOTAL CURRENT ASSETS ..................................................................       9,772,121       13,244,789
                                                                                                ------------     ------------
PROPERTY & EQUIPMENT, net ..................................................................      17,922,374       19,097,171
OTHER ASSETS
   Goodwill and other intangible assets, net ...............................................      10,084,624       10,836,502
   Other assets ............................................................................          56,822           56,822
                                                                                                ------------     ------------
      TOTAL OTHER ASSETS ...................................................................      10,141,446       10,893,324
                                                                                                ------------     ------------
TOTAL ASSETS ...............................................................................    $ 37,835,941     $ 43,235,284
                                                                                                ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capital lease obligations .............................................    $    619,067     $    757,512
  Accounts payable .........................................................................       3,392,448        3,831,019
  Accrued expenses .........................................................................       4,039,302        3,779,543
  Borrowings under line of credit ..........................................................         875,000          875,000
  Advances under multiple term loan agreement ..............................................       4,868,247        4,868,247
  Deferred revenue .........................................................................       1,086,100        1,133,298
                                                                                                ------------     ------------
   TOTAL CURRENT LIABILITIES ...............................................................      14,880,164       15,244,619
                                                                                                ------------     ------------

LONG-TERM LIABILITIES
  Capital lease obligations ................................................................         423,770          422,075
                                                                                                ------------     ------------
   TOTAL LONG-TERM LIABILITIES .............................................................         423,770          422,075
                                                                                                ------------     ------------
TOTAL LIABILITIES ..........................................................................      15,303,934       15,666,694
                                                                                                ------------     ------------
Redeemable convertible preferred stock, $ 01 par value; authorized 15,000,000 shares,
   Series A 15,000 shares issued and outstanding at March 31, 2001 .........................      10,260,274        9,643,836

Commitments and contingencies ..............................................................              --               --

STOCKHOLDERS' EQUITY
  Common stock, $ 01 par value; authorized 50,000,000 shares, 8,795,704
     issued and outstanding at March 31, 2001 and December 31, 2000 ........................          87,957           87,957
  Additional paid-in capital ...............................................................      40,320,932       41,233,260
  Accumulated other comprehensive income ...................................................          14,124           14,217
  Accumulated deficit ......................................................................     (28,151,280)     (23,410,680)
                                                                                                ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY ..............................................................      12,271,733       17,924,754
                                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................    $ 37,835,941     $ 43,235,284
                                                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                               LOG ON AMERICA, INC
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       2001           2000
                                                    -----------    -----------

REVENUES .........................................  $ 3,644,976    $ 2,388,357

OPERATING EXPENSES
  Costs of revenue ...............................    2,732,072      1,006,527
  Selling, general and administrative ............    4,049,635      3,496,688
  Depreciation and amortization ..................    1,672,861        865,306
                                                    -----------    -----------
   Total operating expenses ......................    8,454,568      5,368,521
                                                    -----------    -----------
LOSS FROM OPERATIONS .............................   (4,809,592)    (2,980,164)
                                                    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest expense ...............................      (65,327)       (61,993)
  Interest income ................................      127,983        331,861
  Other income (expense) .........................        6,336             --
                                                    -----------    -----------
  Net other income (expense) .....................       68,992        269,868
                                                    -----------    -----------
NET LOSS .........................................   (4,740,600)    (2,710,296)

  Preferred stock dividends ......................     (295,890)            --
  Preferred stock accretion ......................     (616,438)            --
                                                    -----------    -----------
Net loss applicable to common stockholders .......  $(5,652,928)   $(2,710,296)
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES USED IN COMPUTING
BASIC AND DILUTED LOSS PER
  SHARE ..........................................    8,795,704      8,302,990
                                                    ===========    ===========
BASIC AND DILUTED LOSS PER COMMON
  SHARE ..........................................        (0.64)         (0.33)
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LOG ON AMERICA, INC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended March 31,
                                                                                             --------------------------------
                                                                                                 2001                 2000
                                                                                             -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ..............................................................................      (4,740,600)        (2,710,296)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Capital equipment write-off ..........................................................         398,979                 --
    Depreciation and amortization .......................................................       1,672,861            865,306
    Bad debt provision ..................................................................          80,091              5,040
    Bad debt provision - notes ..........................................................        (130,000)                --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable ...............................................................        (361,654)          (113,995)
      Other current assets ..............................................................         131,052           (296,777)
      Other assets ......................................................................              --            (86,333)
      Accounts payable and accrued expenses .............................................        (295,952)          (502,891)
      Deferred revenue ..................................................................         (47,198)            16,668
                                                                                             ------------       ------------
        Total adjustments ...............................................................       1,448,179           (112,982)
                                                                                             ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES ...................................................      (3,292,421)        (2,823,278)
                                                                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .................................................         (96,998)        (2,195,889)
  Sales of available-for-sale securities ................................................         375,287                 --
  Purchases of available-for-sale securities ............................................              --         (1,483,941)
  Acquisitions ..........................................................................              --         (1,100,500)
                                                                                             ------------       ------------
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES ...................................         278,289         (4,780,330)
                                                                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable convertible preferred stock and stock warrants ...              --         15,000,000
  Issuance costs on preferred stock .....................................................              --            (40,000)
  Issuance costs on long term debt ......................................................              --           (300,000)
  Principal payments on capital lease obligations .......................................        (184,917)           (87,005)
                                                                                             ------------       ------------
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES ...................................        (184,917)        14,572,995
                                                                                             ------------       ------------
NET INCREASE / (DECREASE IN) CASH AND CASH EQUIVALENTS ..................................      (3,199,049)         6,969,387
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ...........................................       7,858,973          7,844,860
                                                                                             ------------       ------------
CASH AND CASH EQUIVALENTS END OF PERIOD .................................................    $  4,659,924       $ 14,814,247
                                                                                             ============       ============
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ..............................................................................    $    233,549       $ 61,993,549
                                                                                             ============       ============
  Income taxes ..........................................................................    $         --       $         --
                                                                                             ============       ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Details of acquisitions
  Fair value of assets acquired .........................................................    $         --       $    100,000
                                                                                             ============       ============
  Intangibles established ...............................................................              --          1,620,000
                                                                                             ============       ============
  Liabilities assumed ...................................................................              --             14,000
                                                                                             ============       ============
  Common stock issued ...................................................................              --            605,500
                                                                                             ============       ============
Details of  financing activities
  Equipment acquired under captial lease obligations ....................................    $     48,167       $         --
                                                                                             ============       ============
  Equipment acquired under Nortel financing agreement ...................................              --            882,016
                                                                                             ============       ============
  Accretions and dividends on preferred redeemable ......................................    $    912,328       $         --
                                                                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

      1. Notes to Financial Statements (Unaudited).

March 31, 2001

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Log On America, Inc. ("Log On, our, we or us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended, March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Company's annual report on form 10-KSB for the year ended, December 31, 2000.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

B. Earnings (Loss) Per Common Share

Basic earnings per common share is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares of Log On's common stock outstanding during the period.

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

C. Comprehensive Loss

Components of comprehensive loss are as follows:

                                                   March 31,          March 31,
                                                     2001               2000
                                                 ------------       ------------
Net loss                                         $(4,740,600)       $(2,710,296)

Other comprehensive income
(loss) -
Unrealized gains (losses) on
marketable securities                                    (93)            29,586
                                                 -----------        -----------
Comprehensive loss                               $(4,740,693)       $(2,680,710)
                                                 ===========        ===========

Accumulated other comprehensive income at March 31, 2001 and December 31, 2000 is composed of unrealized gains on marketable securities amounting to $14,124 and $14,217, respectively.

D. Financing

On February 23, 2000 we sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. The proceeds of the Preferred Shares have been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction. The Preferred Shares are redeemable no earlier than February 23, 2003 (unless certain triggering events have occurred), at a minimum redemption price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends. Accrued dividends amounted to $1,324,932 as of March 31, 2001.

The fair value of the Preferred Shares at issuance was recorded as $7,500,000, which was less than the mandatory redemption amount at issuance. Therefore, periodic accretions from stockholders' equity are made so that the carrying amount equals the redemption amount on the maturity date. Accretions amounted to $2,760,274 as of March 31, 2001.

On August 18, 2000, we commenced an action against the Preferred Shareholders. Shortly thereafter, as a result of our action, certain of the Preferred Shareholders sent us conversion notices and redemption notices for all 15,000 Preferred Shares. Based on our claims as specified in our action, we have not nor do we intend to honor these conversion notices and/or redemption notices.

Simultaneously with the sale of Preferred Shares, on February 23, 2000, we entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel. Under the Credit Agreement,

Nortel committed to an initial advance to Log On of up to $30,000,000 and subject to certain conditions, a second advance of up to an additional $15,000,000 to finance Log On's commitment to purchase equipment and services from Nortel. We have granted a security interest in substantially all of our assets under the Credit Agreement. The Credit Agreement has certain restrictive financial covenants. Such covenants include minimum EBITDA and annualized EBITDA with respect to financial ratios. At March 31, 2001, we were substantially not in compliance with such covenants.

On November 14, 2000, we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. This agreement provided for a one-time cash payment of $3,500,000 by Nortel to us, which was made in 2000. The agreement also provides for certain product and service credits. In addition, Nortel provided a one-time reduction of $5,000,000 on the outstanding balance of the Credit Agreement.

As of March 31, 2001, Nortel has advanced us $4,868,247 (net of the $5,000,000 credit). This has been considered as an advance under the Credit Agreement with Nortel and classified as a current liability

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel. The settlement provides for payment by us of approximately $1,200,000 in cash and the return of all Nortel equipment to Nortel. We anticipate that this will generate a loss in the range of approximately $9 - 10 million.

E. Notes Receivable From Officers and Related Parties

Notes receivable consists of secured amounts loaned to our President and CEO and secured amounts loaned to the former stockholders of cyberTours, Inc.

The notes receivable of $1,500,000 maturing on September 14, 2000 were extended for a period of one year maturing on September 14, 2001. These notes are secured by 421,333 shares of stock held by us as of June 1, 2000, and are interest free. Also, in September 2000, our President and CEO executed a promissory note to us in the amount of $500,000. The note is secured with 500,000 shares of Log On common stock registered in the name of our President and CEO. The note is payable upon demand and bears an annual interest rate of 9.5%

In 2000, our CEO was granted a bonus of $178,750, which was applied in reduction of his promissory note. As of March 31, 2001, the balance on the note is $321,250 and the pledge has been reduced to 321,250 shares.

F. Commitments and Contingencies

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

On May 11, 2001 we agreed to settle our dispute for approximately $1,000,000.

On January 12, 2001, we commenced an action against Credit Suisse First Boston Corporation ("CSFB") seeking recovery of $100 Million for CSFB's gross negligence and material conflicts of interest as our exclusive financial advisor. We allege that CSFB was grossly negligent and was deceptive in connection with the structuring and negotiation of our sale of convertible preferred stock to certain institutional investors including Marshall Capital Management Inc. ("Marshall"), a subsidiary of CSFB; and the structuring and negotiation of an equipment purchase agreement and secured credit facility with Nortel Networks Inc. ("Nortel").

The complaint, which was filed in the United States District Court, Southern District of New York (Case No. 01 Civ 0272 (RMB)) alleges that CSFB, after being retained by us as its exclusive financial advisor, represented that it would raise substantial capital for us from "named investors" and when it failed to do so, recommended we raise money by issuing floorless Convertible Preferred Stock and promising to support our stock in the market. One half of the convertible stock was placed by CSFB with Marshall. We have since sued Marshall and the other holders of the convertible stock alleging market manipulation. It is further alleged that CSFB negotiated the transaction with Nortel on unfavorable terms while failing to disclose to us that CSFB was also representing Nortel in other major financial transactions.

CSFB has filed a motion to dismiss our complaint, which is scheduled to be submitted to the court prior following the submission of our answer to the motion. We have commenced conducting discovery in the action. The court has recently ordered the parties into mediation, which is scheduled to commence on May 31, 2001.

G. Going Concern

The operating results as of March 31, 2001 caused us to violate certain of our loan covenants with Nortel Networks, Inc. ("Nortel"). Nortel provided us with a Senior Secured Credit Agreement (the "Credit Agreement") and agreed to finance our commitment to purchase, by December 31, 2001, of up to $47,000,000 of equipment and services from Nortel. We had borrowed $4,868,247 as of March 31, 2001. The March 31, 2001 operating loss caused us to violate the EBITDA, Annualized EBITDA, and Minimum Gross Revenues covenants. In May 2001, we entered into an agreement to satisfy all obligations due Nortel for a cash payment of approximately $1,200,000 and the return of all Nortel equipment.

In May of 2001, we also settled the Belenos claim for approximately $1 million. As a result of these capital outlays our existing capital resources may not be sufficient to fund our operating deficits through 2001. If we do not successfully continue the cost reduction programs which we commenced in the beginning in year 2001, or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001, without raising additional capital through an equity or debt financing, which may or not be available to us or may not be available to us at acceptable terms.

We may decide to seek additional capital earlier than the end of 2001, the timing of which will depend upon, among other things, market conditions and terms, which are acceptable to us.

The inability to obtain additional financing or funding, when needed, would have a negative effect on us, including possibly requiring us to curtail or cease operations. If any future financing involves the sale of our equity securities, the shares of our common stock held by our stockholders would be substantially diluted. If we incur indebtedness or otherwise issue debt securities, we will be subject to risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that we may not be able to pay principal and interest on the indebtedness.

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

Item 2.  Management's Discussion and Analysis

Overview

Log On America is a solutions-centric Integrated Network Services Provider ("INSP"), offering digital IP transport and integrated network solutions to individuals and businesses throughout New England. Log On's core products include IT/Telecom/PBX managed services, high-speed Internet access, web and data hosting, office productivity and security management application services, local and long distance dial-tone and call management features utilizing a wide range of system integration, broadband access, ASP technologies and partnerships.

We have determined that the traditional competitive local exchange carrier / direct local exchange carrier service delivery models do not adequately serve a large portion of the growing communications marketplace in a cost effective manner. We also have recognized that traditional communications products do not fulfill the competitive business requirements of many of the fastest growing business segments. Some of these segments have not been addressed nor identified by the existing service providers. Two of the market segments, which will be addressed by our highly leveraged, fully integrated end-to-end solutions based business and management model will be the small to medium size business solution market ("SMB markets") and the small office/home office market ("SOHO markets").

We have initiated penetrating target markets with assets that we already possess, and we intend to build our delivery platform and our sales teams to target the higher-end SMB markets. Using this approach, we should begin to reduce our EBITDA losses at an accelerated pace, establish incumbency in the local targeted markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

Results of Operations.

Three Months Ended March 31, 2001
Versus Three Months Ended March 31, 2000

Revenues.

Our Data and Telecom services revenue is comprised of monthly recurring charges, additional features on those lines, usage charges and initial, non-recurring charges typically derived from installing new lines and services.

Revenues increased by $1,256,619 or 53% to $3,644,976 for the three months ended, March 31, 2001 as compared to $2,388,357 for the comparable period in 2000. The increase in revenue is due primarily to approximately 9,000 new residential telecom customers added during the summer of 2000, additional field operations and PBX installation sales and new commercial customers acquired during 2000.

Costs of revenue.

Costs of revenues are data and telecommunications expenses comprised primarily of leased transport charges for facilities connecting our customers to our network, our network to the Internet, our switch and physical co-locations. Expenses are being incurred to the incumbent local exchange carrier for customer lines, features on lines and usage.

Costs of revenue increased by $1,725,545 or 171%, to $2,732,072 for the three months ended, March 31, 2001 as compared to $1,006,527 for the comparable period in 2000. This increase is reflective of the costs associated with customer base growth achieved year-to-date, additional network costs associated with connecting our central offices and the costs associated with high speed data and telecom network expansion. As we move away from the traditional co-concentric model, we anticipate a reduction in our network costs.

Selling, general and administrative expense.

Selling, general and administrative expenses increased by $552,947 or 16% to $4,049,635 for the three months ended, March 31, 2001 as compared to $3,496,688 for the comparable period in 2000. This increase is due primarily to the salaries and related expenses for the development of our business, the establishment of our management team and the development of corporate identification, promotional and advertising materials. This also includes the corporate activities related to finance, regulatory, legal, executive, billing, marketing, and other administrative functions.

Depreciation and amortization.

Depreciation and amortization increased by $807,555 to $1,672,861 for the three months ended, March 31, 2001 as compared to $865,306 for the comparable period in 2000. This increase is due primarily to the amortization expense related to the intangible assets associated with the acquisitions and the depreciation on the equipment costs associated with the buildout of our Internet Service Provider network backbone, switch and collocation buildouts and the internal infrastructure to accommodate the increased usage of our external and internal network.

Other Income.

Other income decreased by $200,876 to $68,992 for the three months ended, March 31, 2001 as compared to $269,868 for the comparable period in 2000. This decrease is related to the investment income generated from the cash balances on hand for each Quarter and is reflective of lower cash and investment balances as we continue to act on and execute our business plan.

Liquidity and Capital Resources.

During the three months ended, March 31, 2001, we had a net loss of $4,740,600. Net cash used in operating activities was $3,292,421 and $2,823,278 for the three months ended, March 31, 2001 and 2000, respectively. The net cash used in operations was primarily to fund our operating loss. Also, in line with the realignment of our operating plan, we made an effort to pay down our current debt. The net cash provided by investing activities was $278,289 for the three months ended, March 31, 2001, related to the sales of our securities to generate cash. The net cash used in investing activities was $4,780,330 for the three months ended March 31, 2000. This cash funded our capital expansion and acquisitions during the first quarter of 2000. The net cash used in financing activities was $184,917 for the three months ended March 31, 2001. This cash was used to make principal payments on our existing capital leases. The net cash provided by financing activities was $14,572,995 for the three months ended, March 31, 2000. This cash was related to the net proceeds from the issuance of our preferred stock and common stock warrants.

We are in the process of optimizing the assets that we have deployed and will limit future capital expenditures to a success based smart build strategy. This has lowered our overall capital expenditure requirements and has allowed us to direct resources to high EBITDA opportunities. In addition, we have reduced our overall EBITDA loss by implementing various cost reduction programs, which included a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. Our executive officers have also agreed to defer a portion of their salaries, which will be paid to them at such time as the compensation committee approves such payment to be made either in the form of cash or of our common stock, which is subject to shareholder approval. Certain of these programs have either been implemented or we are in the process of implementing.

In May, we reached an agreement with Nortel to extinguish our debt obligation in exchange for the return of equipment and a cash payment to Nortel of approximately $1.2 million. In addition, in May we reached a settlement agreement with Belenos, which calls for a payment of approximately $1 million.

With these recent capital outlays, we believe that the existing capital resources may not be sufficient to fund our operating deficits through 2001. If we are unsuccessful in implementing our cost reductions or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001. As a result, we may decide to seek additional capital earlier than the end of 2001, the timing of which will depend upon, among other things, market conditions and terms, which are acceptable to us.

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

In May 2001, we received notification from Nasdaq that our common stock has failed to maintain certain continued listing requirements. We are currently in the process of preparing a response to the Nasdaq notification, which allows us until August 7, 2001 to respond. We intend to maintain our common stock on the Nasdaq National Market; however, if Nasdaq delists our common stock we will attempt to have our common stock listed on the Nasdaq Small Cap Market, or on another exchange. If those attempts fail, we will attempt to have our common stock trade in the over-the-counter market on the so-called "pink sheets" or the NASD's OTC Bulletin Board. Consequently, the liquidity of our common stock could be impaired.

Special Note Regarding Forward-Looking Statements and Risk Factors

Any statements in this Quarterly Report on Form 10-QSB about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

o     general economic and business conditions;
o     the existence or absence of adverse publicity;
o     changes in, or failure to comply with, government regulations;
o     changes in marketing and technology;
o     change in political, social and economic conditions;
o     increased competition in the Internet ;

o     Internet capacity; general risks of the Internet;
o     success of acquisitions and operating initiatives;
o     changes in business strategy or development plans;
o     management of growth;
o     availability, terms and deployment of capital;
o construction schedules; costs and other effects of legal and administrative proceedings;
o     dependence on senior management;
o     business abilities and judgment of personnel;
o     availability of qualified personnel;
o     labor and employee benefit costs;
o development risks and ability to raise additional capital and other factors referenced below in this Report and the Form 10-KSB, as amended.

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

On January 12, 2001, we commenced an action against Credit Suisse First Boston Corporation ("CSFB") seeking recovery of $100 Million for CSFB's gross negligence and material conflicts of interest as our exclusive financial advisor. We allege that CSFB was grossly negligent and was deceptive in connection with the structuring and negotiation of our sale of convertible preferred stock to certain institutional investors including Marshall Capital Management Inc. ("Marshall"), a subsidiary of CSFB; and the structuring and negotiation of an equipment purchase agreement and secured credit facility with Nortel Networks Inc. ("Nortel").

The complaint, which was filed in the United States District Court, Southern District of New York (Case No. 01 Civ 0272 (RMB)) alleges that CSFB, after being retained by us as its exclusive financial advisor, represented that it would raise substantial capital for us from "named investors" and when it failed to do so, recommended we raise money by issuing floorless convertible preferred stock and promising to support our stock in the market. One half of the convertible stock was placed by CSFB with Marshall. We have since sued Marshall and the other holders of the convertible stock alleging market manipulation. It is further alleged that CSFB negotiated the transaction with Nortel on unfavorable terms while failing to disclose to us that CSFB was also representing Nortel in other major financial transactions.

CSFB has filed a motion to dismiss our complaint, which will be submitted to the court following the filing of our answer to the motion. We have commenced discovery against CSFB. The courts have ordered the parties into mediation. Mediation is scheduled to commence on May 30, 2001.

We intend to vigorously pursue both of these actions because we believe that we acted appropriately in connection with the matters at issue in these cases and that we were damaged by the defendants wrongful conduct. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in pursuing our claims against either party. If we are unsuccessful in prevailing, the holders of preferred stock could convert the preferred stock into common stock or compel us to redeem the preferred stock. If the holders of the preferred stock were to convert the preferred stock into common stock and sell such shares of common stock into the market, such sales could have a negative effect on the market price of our common stock and will dilute your holdings in our common stock. Dilution or the potential for dilution could also materially impair our ability to raise capital through the future sale of equity securities and have a material adverse effect on our financial condition. Moreover, we may not be in a position to redeem the preferred stock and could be subject to substantial and additional penalties for failing to do so, which would have a material adverse effect on our financial condition or results of operations.

On September 19, 2000, Belenos, Inc., a Delaware corporation ("Belenos") filed suit against us alleging that certain sums are due it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts (CA 00-4177 (F)).

On May 11, 2001 we agreed to settle our dispute with Belenos for approximately $1,000,000.

Item 2: Changes in Securities and Use of Proceeds

None

Item 3: Defaults in Senior Securities

Following the commencement of the action against the holders of our series A convertible preferred stock and the announcement that we will not honor requests for conversions, the holders of the preferred stock requested redemption of the preferred stock. The holders have asserted that they are entitled to redemption of their preferred shares under our Certificate of Designations, Preferences and Rights of Series A Preferred Stock by reason of the our announcement that we will not honor conversion requests and of the failure by us to have our shares of common stock underlying the preferred shares and their related warrants registered under Securities Act of 1933. We have refused to honor the redemption requests upon the basis set forth in our action against the preferred holders. Holders of fifty percent of the preferred stock have requested an aggregate redemption amount of $10.8 million. The holder of the other fifty percent has not specified a redemption amount.

The operating results as of March 31, 2001 caused us to violate certain of our loan covenants with Nortel Networks, Inc. ("Nortel"). Nortel provided us with a Senior Secured Credit Agreement and agreed to finance our commitment to purchase, by December 31, 2001, of up to $47,000,000 of equipment and services from Nortel. We had borrowed $4,868,247 as of March 31, 2001. The March 31, 2001 operating loss caused us to violate the EBITDA, Annualized EBITDA, and Minimum Gross Revenues covenants.

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel. The settlement provides for payment by us of approximately $1,200,000 in cash and the return of all Nortel equipment to Nortel. We anticipate that this will generate a loss in the range of approximately $9 - 10 million.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8K

      (1) Exhibits:

      (2) Form 8K filed on January 16, 2001, in connection with the registrant's commencement of legal proceedings against Credit Suisse First Boston Corporation seeking recovery of $100 Million for CFSB's gross negligence and material conflicts of interest as LOA'a exclusive financial advisor.

      SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LOG ON AMERICA, INC.

                                  By:  /S/  Kenneth M. Cornell
                                     -------------------------------------------
Date: May 18, 2001                         Kenneth M. Cornell,
                                           Chief Financial Officer, Principal
                                           Financial and Accounting Officer
                               (duly authorized to sign on behalf of registrant)