Form 10QSB
period 2001-06-30
LOG ON AMERICA INC
filed 2001-08-20
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               05-0496586
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          One Cookson Place, 6th Floor, Providence, Rhode Island 02903
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 459-6550
               --------------------------------------------------
              (Registrant's telephone number, including area code)

               ___________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

As of July 20, 2001, a total of 8,795,704 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

            Balance Sheets as of June 30, 2001 and December 31, 2000........   3
            Statements of Operations for the Three Months
              and Six Months Ended June 30, 2001 and 2000...................   4
            Statements of Cash Flows for the Six Months
              Ended June 30, 2001 and 2000..................................   5
            Notes to Financial Statements...................................   6

  Item 2. Management's Discussion and Analysis. ............................   9

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings...............................................  13
  Item 2.   Changes in Securities and Use of Proceeds.......................  13
  Item 3.   Defaults in Senior Securities...................................  13
  Item 4.   Submission of Matters to a Vote of Security Holders.............  13
  Item 5.   Other Information...............................................  14
  Item 6.   Exhibits and Reports on Form 8-K................................  14

Signatures..................................................................  15

Part 1. Financial Information

                                                                                                   (Unaudited)          (Audited)
                                                                                                     June 30,          December 31,
                                                                                                       2001                 2000
                                                                                                   ------------        ------------
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................................................       $    731,240        $  7,858,973
   Available-for-sale securities ...........................................................                 --           1,749,335
   Accounts receivable, net of allowance of $757,193 and $750,000, respectively ............          1,252,690           1,612,818
   Notes receivable from officers and related parties, net of valuation
     allowance of $1,320,000 and $1,370,000 respectively ...................................            612,478             661,378
   Other current assets ....................................................................            935,846           1,362,285
                                                                                                   ------------        ------------
     TOTAL CURRENT ASSETS ..................................................................          3,532,254          13,244,789
                                                                                                   ------------        ------------
PROPERTY & EQUIPMENT, net ..................................................................          3,612,450          19,097,171

OTHER ASSETS
   Goodwill and other intangible assets, net ...............................................          3,276,568          10,836,502
   Financing costs, net ....................................................................                 --                  --
   Other assets ............................................................................             56,822              56,822
                                                                                                   ------------        ------------
      TOTAL OTHER ASSETS ...................................................................          3,333,390          10,893,324
                                                                                                   ============        ============
TOTAL ASSETS ...............................................................................       $ 10,478,094        $ 43,235,284
                                                                                                   ============        ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capital lease obligations .............................................       $    554,748        $    757,512
  Accounts payable .........................................................................          3,516,017           3,831,019
  Accrued expenses .........................................................................          4,157,876           3,779,543
  Borrowings under line of credit ..........................................................                 --             875,000
  Advances under multiple term loan agreement ..............................................                 --           4,868,247
  Deferred revenue .........................................................................            985,637           1,133,298
                                                                                                   ------------        ------------
   TOTAL CURRENT LIABILITIES ...............................................................          9,214,278          15,244,619
                                                                                                   ------------        ------------

LONG-TERM LIABILITIES
  Borrowings under line of credit ..........................................................                 --                  --
  Advances under multiple term loan agreement ..............................................                 --                  --
  Capital lease obligations ................................................................            299,444             422,075
                                                                                                   ------------        ------------
   TOTAL LONG-TERM LIABILITIES .............................................................            299,444             422,075
                                                                                                   ------------        ------------
TOTAL LIABILITIES ..........................................................................          9,513,722          15,666,694
                                                                                                   ------------        ------------
Redeemable convertible preferred stock, $.01 par value;
  authorized 15,000,000 shares, Series A 15,000 shares issued
  and outstanding at June 30, 2001 .........................................................         10,883,562           9,643,836
Commitments and contingencies ..............................................................                 --                  --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized 50,000,000 shares, 8,795,704
  issued and outstanding at June 30, 2001 and December 31, 2000 ............................             87,957              87,957
  Additional paid-in capital ...............................................................         39,398,466          41,233,260
  Accumulated other comprehensive income ...................................................                 --              14,217
  Accumulated deficit ......................................................................        (49,405,613)        (23,410,680)
                                                                                                   ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ....................................................         (9,919,190)         17,924,754
                                                                                                   ============        ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .......................................       $ 10,478,094        $ 43,235,284
                                                                                                   ============        ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
REVENUES ...........................................................   $  3,152,359    $  3,050,941    $  6,797,335       5,439,298

OPERATING EXPENSES
  Costs of revenue .................................................      2,904,849       1,762,031       5,644,328       2,768,558
  Selling, general and administrative ..............................      4,429,044       6,110,307       8,471,272       9,606,995
  Depreciation and amortization ....................................      1,370,669       1,055,513       3,043,530       1,920,819
  Impairment of customer lists, equipment and related costs ........     17,664,853              --      17,664,853              --
                                                                       ------------    ------------    ------------    ------------
   Total operating expenses ........................................     26,369,415       8,927,851      34,823,983      14,296,372
                                                                       ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS ...............................................     23,217,056      (5,876,910)    (28,026,648)     (8,857,074)
                                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest expense .................................................         (9,862)       (103,924)        (75,189)       (148,464)
  Interest income ..................................................         50,116         392,007         178,098         723,868
  Other income (expense) ...........................................         12,486          (7,041)         18,823         (24,494)
                                                                       ------------    ------------    ------------    ------------
  Net other income (expense) .......................................         52,740         281,042         121,732         550,910
                                                                       ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM .....................................     23,164,316      (5,595,868)    (27,904,916)     (8,306,164)

EXTRAORDINARY ITEM:
    Gain on early extinguishment of debt ...........................      1,909,983              --       1,909,983              --
                                                                       ------------    ------------    ------------    ------------

NET LOSS ...........................................................    (21,254,333)     (5,595,868)    (25,994,933)     (8,306,164)
  Preferred stock dividends ........................................       (299,178)       (424,110)       (595,069)       (424,110)
  Preferred stock accretion ........................................       (623,288)       (883,562)     (1,239,726)       (883,562)
                                                                       ------------    ------------    ------------    ------------
Net loss applicable to common stockholders .........................   $(22,176,799)   $ (6,903,540)   $(27,829,728)   $ (9,613,836)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS PER SHARE .........................      8,795,704       8,720,859       8,795,704       8,511,986
                                                                       ============    ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE
    Loss before Extraordinary Item .................................          (2.74)          (0.79)          (3.38)          (1.13)
    Extraordinary Gain .............................................           0.22              --            0.22              --
                                                                       ------------    ------------    ------------    ------------
BASIC AND DILUTED  LOSS PER COMMON SHARE ...........................          (2.52)          (0.79)          (3.16)          (1.13)
                                                                       ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                       Six Months Ended June 31,
                                                                                                    --------------------------------
                                                                                                        2001               2000
                                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ...................................................................................       (25,994,933)        (8,306,164)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Capital equipment write-off ...............................................................           398,979                 --
   Impairment of customer lists, equipment and related costs .................................        17,664,853
   Extraordinary gain on early extinguishment of debt ........................................        (1,909,983)                --
   Realized loss on available-for-sale securities ............................................           (14,217)
    Depreciation and amortization ............................................................         3,043,530          1,920,819
    Bad debt provision .......................................................................         1,114,731             71,136
    Bad debt provision - notes ...............................................................           (50,000)                --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable ....................................................................          (754,603)          (763,300)
      Other current assets ...................................................................           186,756           (498,485)
      Other assets ...........................................................................                --            (89,214)
      Accounts payable and accrued expenses ..................................................           126,989            926,020
      Deferred revenue .......................................................................          (147,661)           168,418
                                                                                                    ------------       ------------
        Total adjustments ....................................................................        12,527,427          1,735,394
                                                                                                    ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES ........................................................        (6,335,559)        (6,570,770)
                                                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ......................................................          (108,636)        (5,116,475)
  Issuance of notes receivable ...............................................................                --            (42,193)
  Notes receivable ...........................................................................            15,689                 --
  Sales of available-for-sale securities .....................................................         1,749,335          2,369,106
  Purchases of available-for-sale securities .................................................                --                 --
  Acquisitions ...............................................................................                --         (1,614,500)
                                                                                                    ------------       ------------
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES ........................................         1,656,388         (4,404,062)
                                                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock .........................................................                --                 --
  Proceeds from issuance of redeemable convertible preferred stock and stock warrants ........                --         15,000,000
  Issuance costs on common stock .............................................................                --
  Issuance costs on preferred stock ..........................................................                --            (40,000)
  Issuance costs on long term debt ...........................................................                --           (430,025)
  Borrowings/(payments) under line of credit .................................................          (875,000)           150,000
  Payments under multiple term loan agreement ................................................        (1,200,000)                --
  Principal payments on capital lease obligations ............................................          (373,562)          (189,024)
  Payments on long term debt .................................................................                --                 --
                                                                                                    ------------       ------------
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES ........................................        (2,448,562)        14,490,951
                                                                                                    ------------       ------------
NET INCREASE / (DECREASE IN) CASH AND CASH EQUIVALENTS .......................................        (7,127,733)         3,516,119
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ................................................         7,858,973          7,844,860
                                                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS END OF PERIOD ......................................................      $    731,240       $ 11,360,979
                                                                                                    ============       ============

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ...................................................................................      $    125,225       $    123,459
                                                                                                    ============       ============
  Income taxes ...............................................................................      $         --       $         --
                                                                                                    ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Details of acquisitions
  Fair value of assets acquired ..............................................................      $         --       $    208,414
                                                                                                    ============       ============
  Intangibles established ....................................................................      $         --       $  2,261,586
                                                                                                    ============       ============
  Common stock issued ........................................................................      $         --       $    855,500
                                                                                                    ============       ============
Details of investing activities
  Write down of property and equipment .......................................................      $ 12,236,605       $         --
                                                                                                    ============       ============
Details of  financing activities
  Equipment acquired under captial lease obligations .........................................      $     48,167       $         --
                                                                                                    ============       ============
  Capital Equipment accrued ..................................................................      $         --       $    649,593
                                                                                                    ============       ============
  Equipment acquired under Nortel financing agreement ........................................      $         --       $  4,750,302
                                                                                                    ============       ============
  Extinguishment of multiple term loan agreement through return of equipment .................      $  3,668,247       $         --
                                                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

      1. Notes to Financial Statements (Unaudited).

June 30, 2001

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Log On America, Inc. ("Log On, our, we or us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended, June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in our annual report on form 10-KSB for the year ended December 31, 2000.

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

B. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares of Log On's common stock outstanding during the period.

Diluted earnings (loss) per common share is determined in the same manner as basic earnings (loss) per common share except that the number of common shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per common share amount has not been reported because we have a net loss and the impact of the assumed exercise of our stock options and warrants is not dilutive.

C. Comprehensive Loss

Components of comprehensive loss are as follows:

                                                  Six Months        Six Months
                                                     Ended             Ended
                                                    June 30,          June 30,
                                                     2001              2000
                                                 ------------      ------------

Net loss                                         $(25,994,933)     $ (8,306,164)

Other comprehensive income (loss) -
Unrealized gains (losses) on marketable
securities                                            (14,217)           63,576
                                                 ------------      ------------

Comprehensive loss                               $(26,009,150)     $ (8,242,588)
                                                 ============      ============

Accumulated other comprehensive income at June 30, 2001 and December 31, 2000 is composed of unrealized gains on marketable securities amounting to $63,576 and $14,217, respectively.

D. Financing

On February 23, 2000 we sold 15,000 shares of Series A Convertible Preferred Stock (The "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. The proceeds of the Preferred Shares have been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction. The Preferred Shares are redeemable no earlier than February 23, 2003 (unless certain Triggering Events have occurred), at a minimum redemption price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends. Accrued dividends amounted to $1,624,110 as of June 30, 2001.

The fair value of the Preferred Shares at issuance was recorded as $7,500,000, which was less than the mandatory redemption amount at issuance. Therefore, periodic accretions from stockholders' equity are made so that the carrying amount equals the redemption amount on the maturity date. Accretions amounted to $3,383,562 as of June 30, 2001.

On August 18, 2000, we commenced an action against the holders of the Preferred Shares. Shortly thereafter, as a result of our action, certain of the holders of the Preferred Shares sent us conversion notices and redemption notices. Based on our claims as specified in our action, we have not nor do we intend to honor these conversion notices or redemption notices.

Simultaneously with the sale of Preferred Shares, on February 23, 2000, we entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel Networks Inc. ("Nortel"). Under the Credit Agreement, Nortel committed to an initial advance to us of up to $30,000,000 and subject to certain conditions, a second advance of up to an additional $15,000,000 to finance our commitment to purchase equipment and services from Nortel.

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

E. Impairment charges and Extraordinary Gain

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel and termination of the Credit Agreement. The settlement provided for payment by us of $1,200,000 in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-down of certain equipment no longer held for use to its net realizable value and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt outstanding under our Credit Agreement.

In May 2001, we generated a one-time loss of approximately $1 million for the write off of certain intangible assets related to approximately 5,000 customers which we no longer service.

During our 2001 second quarter we determined that the expected undiscounted cash flows related to our long lived assets held for use was less than the carrying value. As a result, we estimated the fair value of these long lived assets and determined that the fair value was less than the carrying value, resulting in a one-time write-down of approximately $7.1 million. The amount of the impairment was based upon the related estimated future discounted cash flows over the expected useful life of the long-lived assets.

F. Notes Receivable From Officers and Related Parties

Notes receivable consists of secured amounts loaned to our President and CEO and secured amounts loaned to the former stockholders of cyberTours, Inc., which was acquired by the us in 1999.

The notes receivable of $1,500,000 maturing on September 14, 2000 were extended for a period of one year maturing on September 14, 2001. These notes are secured by 421,333 shares of stock held by us as of June 1, 2000, and are interest free. Also, in September 2000, our President and CEO executed a promissory note to us in the amount of $500,000. The note was secured with 500,000 shares of stock registered in the name of our President and CEO. The note is payable upon demand and bears an annual interest rate of 9.5%

In 2000, our CEO was granted a bonus of $178,750, which was applied in reduction of his promissory note. As of June 30, 2001 the balance on the note is $321,250, plus accrued interest and the pledge has been reduced to 321,250 shares.

G. Commitments and Contingencies

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial.

After the complaint was filed, Defendants sent conversion and redemption notices relating to the Preferred Shares to us. We have not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any Preferred Shares held by any of the Defendants. The Defendants have filed a motion to dismiss our complaint, which is presently pending before the court.

In a related action, one of the Defendants, HFTP Investment LLC, filed an action in the Court of Delaware, HFTP Investments LLC v. Log On America, Inc. on June 14, 2001. We have filed a motion to dismiss asserting the position that all issues set forth in the complaint are being heard in the Southern District of New York as set forth above. We are waiting for HFTP Investment LLC to file responsive documents.

On September 19, 2000, Belenos, Inc., a Delaware corporation ("Belenos") filed suit against us alleging that certain sums are due it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts. On May 11, 2001 we agreed to settle our dispute by paying approximately $1,000,000.

H. Going Concern

As a result of the significant capital outlays mentioned previously, our existing capital resources may not be sufficient to fund our operating deficits through 2001. If we do not successfully continue the cost reduction programs which we commenced in the beginning of year 2001, or if additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001, without raising additional capital through an equity or debt financing, which may or not be available to us or may not be available to us at acceptable terms.

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

I.  Subsequent Events

On June 30, 2001 we signed a definitive agreement with United Systems Access ("USA") to sell all of our residential voice resale accounts, subject to regulatory approval, for a purchase price of $225,000. Upon USA's receipt of approval, this transaction shall be finalized.

In August 2001, we settled our lawsuit against Credit Suisse First Boston Corporation ("CSFB") and Marshall Capital Management Inc. ("Marshall"), the holder of one half of the Preferred Shares. CSFB shall pay Log On America $3,250,000 and Marshall will exchange its Preferred Shares and warrants for 297,102 shares of Common Stock for a new Series B Convertible Preferred stock with a face value of $7,500,000.

The Series B Preferred Stock will be convertible into common stock of Log On at a fixed conversion rate of $4.50 per share for a total of 1,666,667 common shares. Log On will continue its pending lawsuit against the two remaining holders of its Preferred Shares.

We have prepared below the Pro Forma effect of these two transactions on our balance sheet as of June 30, 2001 assuming these transactions occurred as of June 30, 2001.

Assets                                                                                                     Pro forma
Current Assets                                                          June 30,          Proforma          June 30,
                                                                          2001           Adjustment           2001
                                                                    --------------------------------------------------
   Cash and cash equivalents                                        $     731,240       $ 3,475,000       $  4,206,240
   Accounts receivable, net                                             1,252,690                 0          1,252,690
   Notes receivable from officers and related parties, net                612,478                 0            612,478
   Other current assets                                                   935,846                 0            935,846
                                                                    --------------------------------------------------
Total Current Assets                                                    3,532,254         3,475,000          7,007,254
Property & Equipment, net                                               3,612,450                 0          3,612,450
Other Assets, net                                                       3,333,390                 0          3,333,390
                                                                    --------------------------------------------------
Total Assets                                                        $  10,478,094       $ 3,475,000       $ 13,953,094
                                                                    ==================================================

Liabilities and Stockholders' Equity
Current Liabilities                                                 $   9,214,278       $ (812,055)       $  8,402,223
Long-term Liabilities                                                     299,444                0             299,444
                                                                    --------------------------------------------------
Total Liabilities                                                   $   9,513,722       $  (812,055)      $  8,701,667
                                                                    --------------------------------------------------
Redeemable convertible preferred stock, $.01 par value;
authorized 15,000,000 shares,
   Series A 7,500 proforma shares issued and outstanding
     at June 30, 2001                                                  10,883,562        (5,441,781)         5,441,781

Stockholders' Equity
  Common stock, $.01 par value; authorized 50,000,000
shares, 8,795,704 issued and outstanding at June 30, 2001
  and December 31, 2000                                                    87,957                 0             87,957
  Convertible stock, $.01 par value; authorized 15,000,000
   shares
     Series B 7,500 proforma shares issued and outstanding
       at June 30, 2001                                                         0                75                 75
  Additional paid-in capital                                           39,398,466         9,503,761         48,902,227
  Accumulated deficit                                                (49,405,613)           225,000        (49,180,613)
                                                                    --------------------------------------------------
Total Stockholders' Equity                                            (9,919,190)         9,728,836            190,354

Total Liabilities and Stockholders' Equity                          $  10,478,094       $ 3,475,000       $ 13,953,094
                                                                    ==================================================

Item 2. Management's Discussion and Analysis

Overview

Log On America is a solutions-centric Integrated Network Services Provider ("INSP"), offering digital IP transport and integrated network solutions to individuals and businesses throughout New England. Our core products include traditional dial-up, IT/Telecom/PBX managed services, high-speed Internet access, web and data hosting, office productivity and security management application services, local and long distance dial-tone and call management features utilizing a wide range of system integration, broadband access, ASP technologies and partnerships.

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

Results of Operations.

Six Months Ended June 30, 2001
Versus Six Months Ended June 30, 2000

Three Months Ended June 30, 2001
Versus Three Months Ended June 30, 2000

Revenues.

Our Data and Telecom services revenue is comprised of monthly recurring charges, additional features on those lines, usage charges and initial, non-recurring charges typically derived from installing new lines and services.

Revenues increased by $101,418 or 3% to $3,152,359 for the three months ended, June 30, 2001 as compared to $3,050,941 for the comparable period in 2000. Revenues increased by $1,358,037 or 25% to $6,797,335 for the six months ended, June 30, 2001 as compared to $5,439,298 for the comparable period in 2000. The increase in revenue is due primarily to approximately 9,000 new residential telecom customers added during the summer of 2000, additional field operations and PBX installation sales and new commercial customers acquired during 2001.

Costs of revenue.

Costs of revenues are data and telecommunications expenses comprised primarily of leased transport charges for facilities connecting our customers to our network, our network to the Internet, our switch and physical co-locations. Expenses are being incurred to the incumbent local exchange carrier for customer lines, features on lines and usage.

Costs of revenue increased by $1,142,818 or 65%, to $2,904,849 for the three months ended, June 30, 2001 as compared to $1,762,031 for the comparable period in 2000. Costs of revenue increased by

$2,875,770 or 104%, to $5,644,328 for the six months ended, June 30, 2001 as compared to $2,768,558 for the comparable period in 2000. This increase is reflective of the costs associated with our customer base growth achieved year-to-date and the costs associated with our high-speed data and telecom network expansion. As we move away from the traditional colocentric model, we anticipate a reduction in our network costs.

Selling, general and administrative expense.

Selling, general and administrative expenses decreased by $1,681,263 or (28%) to $4,429,044 for the three months ended, June 30, 2001 as compared to $6,110,307 for the comparable period in 2000. Selling, general and administrative expenses decreased by $1,135,723 or (12%) to $8,471,272 for the six months ended, June 30, 2001 as compared to $9,606,995 for the comparable period in 2000. The decrease is a direct result of cost-cutting measures and realignment of our operating plan, which started in the fourth quarter of 2000 and is still on going.

Depreciation and amortization.

Depreciation and amortization increased by $315,156 to $1,370,669 for the three months ended, June 30, 2001 as compared to $1,055,513 for the comparable period in 2000. Depreciation and amortization increased by $1,122,711 to $3,043,530 for the six months ended, June 30, 2001 as compared to $1,920,819 for the comparable period in 2000. This increase is due primarily to the amortization expense related to our intangible assets associated with our acquisitions and the depreciation on the equipment costs associated with the build out of our network backbone, switch and collocation build outs and the internal infrastructure to accommodate the increased usage of our external and internal network. With the impairment of our equipment and the one-time write-off of certain intangible assets, (see below) we anticipate a reduction in our depreciation and amortization expense.

Impairment of equipment and related costs.

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel. The settlement provided for payment by us of $1,200,000 in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-down of certain equipment no longer held for use to its net realizable value and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt outstanding under our Credit Agreement.

In May of 2001, we generated a one-time loss of approximately $1 million for the write off of certain intangible assets related to approximately 5,000 customers which we no longer service.

During the second quarter of 2001, we determined that the expected undiscounted cash flows related to our long-lived assets held for use was less than the carry value. As a result, we estimate the fair value of there long lived assets and determined that the fair value was less than the carrying value resulting in a one-time write-down of approximately $7.1 million. The amount of the impairment was based upon the related estimated future discounted cash flows over the expected useful life of the long-lived assets.

Other Income.

Other income decreased by $228,302 to $52,740 for the three months ended, June 30, 2001 as compared to

$281,042 for the comparable period in 2000. Other income decreased by $429,178 to $121,732 for the six months ended, June 30, 2001 as compared to $550,910 for the comparable period in 2000. This decrease is related to the investment income generated from the cash balances on hand for each Quarter and is reflective of lower cash and investment balances as we continue to act on and execute our business plan.

Early extinguishment of debt.

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed. The result of this transaction generated a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt.

Liquidity and Capital Resources.

During the six months ended, June 30, 2001, we had a net loss of $25,994,933. Net cash used in operating activities was $6,335,559 and $6,570,770 for the six months ended, June 30, 2001 and 2000, respectively. The net cash used in operations was primarily to fund our operating loss. Also, in line with the realignment of our operating plan, we made an effort to pay down our current debt including the write-off of the switch and collocation equipment related to our network. The net cash provided by investing activities was $1,656,388 for the six months ended, June 30, 2001, related to the sales of our securities to generate cash. The net cash used in investing activities was $4,404,062 for the six months ended June 30, 2000. This cash funded our capital expansion and acquisitions during the first quarter of 2000. The net cash used in financing activities was $2,448,562 for the six months ended June 30, 2001. This cash was used to settle our debt with Nortel, to pay off our line of credit and to make principal payments on our existing capital leases. The net cash provided by financing activities was $14,490,951 for the six months ended, June 30, 2000. This cash was related to the net proceeds from the issuance of our preferred stock and common stock warrants.

We are in the process of optimizing the assets that we have deployed and will limit future capital expenditures to a success based smart build strategy. This has lowered our overall capital expenditure requirements and has allowed us to direct resources to high EBITDA opportunities. This year, we have limited our capital expenditures to only $108,636. In addition, we have reduced our overall EBITDA loss (adjusted for one time charges) by implementing various cost reduction programs, which included a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. Certain of these programs have either been implemented or we are in the process of implementing.

In May of 2001, we reached an agreement with Nortel to extinguish our debt obligation in exchange for the return of equipment and a cash payment to Nortel of approximately $1.2 million. We also reached a settlement agreement with Belenos, which calls for a payment of approximately $1 million.

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

In May 2001, we received notification from Nasdaq that our common stock has failed to maintain certain continued listing requirements. On August 8, 2001, we prepared a response to the Nasdaq notification and received a hearing on our continued listing qualifications. Pending the outcome of the hearing our common stock shall continue to be listed on NASDAQ National Market. We intend to maintain our common stock on the Nasdaq National Market; however, if Nasdaq delists our common stock we will attempt to have our common stock listed on the Nasdaq Small Cap Market, or on another exchange. If those attempts fail, we will attempt to have our common stock trade in the over-the-counter market on the so-called "pink sheets" or the NASD's OTC Bulletin Board. Consequently, the liquidity of our common stock could be impaired.

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

After the complaint was filed, Defendants sent conversion and redemption notices relating to the Preferred Shares to us. We have not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any Preferred Shares held by any of the Defendants. The Defendants have filed a motion to dismiss our complaint.

On January 12, 2001, we commenced an action against CSFB seeking recovery for CSFB's gross negligence and material conflicts of interest as our exclusive financial advisor. We allege that CSFB was grossly negligent and was deceptive in connection with the structuring and negotiation of our sale of Preferred Shares to certain institutional investors including Marshall, a subsidiary of CSFB; and the structuring and negotiation of an equipment purchase agreement and secured credit facility with Nortel.

In a related action, one of the Defendants, HFTP Investment LLC, file an action in the Chancery Court of Delaware, HFTP Investments LLC v. Log On America, Inc. on June 14, 2001. We have filed a motion to dismiss asserting that all issues set forth in the complaint are being heard in the Southern District of New York as set forth above. We are waiting for HFTP Investment LLC to file responsive documents.

In August 2001, we settled our lawsuit against CSFB and Marshall, the holder of one half of the Preferred Shares. CSFB will pay Log On America $3,250,000 and Marshall will exchange its Preferred Shares and warrants for 297,102 shares of common stock for a new Series B Convertible Preferred stock with a face value of $7,500,000. The Series B Preferred Stock will be convertible into common stock of the Company at a fixed conversion rate of $4.50 per share for a total of 1,666,667 common shares. We will continue our pending lawsuit against the two remaining holders of its Series A Preferred stock.

We intend to vigorously pursue our action in the Southern District of New York and defend ourselves in the Delaware Chancery Court because we believe that we acted appropriately in connection with the matters at issue in these cases and that we were damaged by the Defendant's wrongful conduct. We can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately we will be successful in pursuing our claims against the remaining Defendants. If we are unsuccessful in prevailing, the holders of Preferred Shares could convert the Preferred Shares into common stock or compel us to redeem the Preferred Shares. If the holders of the Preferred Shares were to convert the Preferred Shares into common stock and sell such shares of common stock into the market, such sales could have a negative effect on the market price of our common stock and will dilute our common stock. Dilution or the potential for dilution could also materially impair our ability to raise capital through the future sale of equity securities and have a material adverse effect on our financial condition. Moreover, we may not be in a position to redeem the

Preferred Shares and could be subject to substantial and additional penalties for failing to do so, which would have a material adverse effect on our financial condition or results of operations.

Item 2: Changes in Securities and Use of Proceeds

In connection with our settlement of our lawsuit against Marshall, Marshall will exchange its 7,500 Preferred Shares and Warrant to purchase 297,102 shares of our common stock for 7,500 shares of new Series B Convertible Preferred Stock with a face value of $7.5 million. Pursuant to the terms of the Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, the holders of the Series B Convertible Preferred Stock are entitled to receive payments equal to the face value of such stock in preference of any payments to the holders of our common stock upon liquidation.

Item 3: Defaults in Senior Securities

Following the commencement of the action against the holders of the Preferred Shares and the announcement that we will not honor requests for conversions, the holders of the Preferred Shares requested redemption of the Preferred Shares. The holders have asserted that they are entitled to redemption of their Preferred Shares under our Certificate of Designations, Preferences and Rights of Series A Preferred Stock by reason of the our announcement that we will not honor conversion requests and of the failure by us to have our shares of common stock underlying the Preferred Shares and their related warrants registered under Securities Act of 1933. We have refused to honor the redemption requests upon the basis set forth in our action against the preferred holders. Holders of 7,500 of the Preferred Shares have requested an aggregate redemption amount of $10.8 million.

The operating results as of March 31, 2001 caused us to violate certain of our loan covenants with Nortel. Nortel provided us with the Credit Agreement and agreed to finance our commitment to purchase, by December 31, 2001, of up to $47,000,000 of equipment and services from Nortel. We had borrowed $4,868,247 as of March 31, 2001. The March 31, 2001 operating loss caused us to violate the EBITDA, Annualized EBITDA, and Minimum Gross Revenues covenants.

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel. The settlement provides for payment by us of $1,200,000 in cash and the return of all Nortel equipment to Nortel. This generated an operating loss of approximately $9.6 million and an extraordinary gain of approximately $1.9 million.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8K

      Form 8K filed on June 1, 2001 in connection with Item 5 - other events.

      (1)   Exhibits:

      4.    Settlement Agreement and related exhibits.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LOG ON AMERICA, INC.

                               By: /s/ Kenneth M. Cornell
                                   ---------------------------------------------
Date: August 20, 2001          Kenneth M. Cornell,
                               Chief Financial Officer, Principal
                               Financial and Accounting Officer
                               (duly authorized to sign on behalf of registrant)