Form 10QSB
period 2001-09-30
LOG ON AMERICA INC
filed 2001-11-20
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       05-0496586
--------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

          One Cookson Place, 6th Floor, Providence, Rhode Island 02903
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 459-6550
                                 --------------
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

      /X/ Yes / / No


As of November 6, 2001, a total of 9,432,309 shares of the Registrants Common Stock, $.01 par value, were issued and outstanding.

                              LOG ON AMERICA, INC.
                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

            Balance Sheets as of September 30, 2001 and
              December 31, 2000 .........................................  3
            Statements of Operations for the Three  (3)
              Months and Nine (9) Months Ended
              September 30, 2001 and 2000 ...............................  4
            Statements of Cash Flows for the (9) Nine Months
              Ended September 30, 2001 and 2000 .........................  5
            Notes to Financial Statements ...............................  6
  Item 2. Management's Discussion and Analysis ..........................  9

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings ........................................... 13
  Item 2.   Changes in Securities and Use of Proceeds ................... 13
  Item 3.   Defaults in Senior Securities ............................... 13
  Item 4.   Submission of Matters to a Vote of Security Holders ......... 13
  Item 5.   Other Information ........................................... 14
  Item 6.   Exhibits and Reports on Form 8-K ............................ 14

Signatures .............................................................. 15

                              LOG ON AMERICA, INC.
                                 BALANCE SHEETS

                                                                                     (Unaudited)        (Audited)
                                                                                    September 30,      December 31,
                                                                                        2001               2000
                                                                                   ---------------    --------------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents ....................................................    $     2,059,516    $    7,858,973
 Available-for-sale securities ................................................                 --         1,749,335
 Accounts receivable, net of allowance of $554,563 and $750,000, respectively .          1,024,809         1,612,818
 Notes receivable from officers and related parties, net of valuation
   allowance of $1,370,000 ....................................................            636,900           661,378
 Other current assets .........................................................            825,745         1,362,285
                                                                                   ---------------    --------------
 TOTAL CURRENT ASSETS .........................................................          4,546,970        13,244,789
                                                                                   ---------------    --------------
PROPERTY & EQUIPMENT, net .....................................................          3,294,065        19,097,171
OTHER ASSETS
 Goodwill and other intangible assets, net ....................................          3,001,252        10,836,502
 Other assets .................................................................             56,822            56,822
                                                                                   ---------------    --------------
TOTAL OTHER ASSETS ............................................................          3,056,074        10,893,324
                                                                                   ---------------    --------------
TOTAL ASSETS ..................................................................    $    10,899,109    $   43,235,284
                                                                                   ===============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Current portion of capital lease obligations .................................    $       472,657    $      757,512
 Accounts payable .............................................................          3,989,877         3,831,019
 Accrued expenses .............................................................          2,220,314         3,779,543
 Borrowings under line of credit ..............................................                 --           875,000
 Advances under multiple term loan agreement ..................................                 --         4,868,247
 Deferred revenue .............................................................            713,856         1,133,298
                                                                                   ---------------    --------------
 TOTAL CURRENT LIABILITIES ....................................................          7,396,704        15,244,619
                                                                                   ---------------    --------------
LONG-TERM LIABILITIES
Advances under multiple term loan agreement ...................................                --                --
Capital lease obligations .....................................................            208,202           422,075
                                                                                   ---------------    --------------
 TOTAL LONG-TERM LIABILITIES ..................................................            208,202           422,075
                                                                                   ---------------    --------------
TOTAL LIABILITIES .............................................................          7,604,906        15,666,694
                                                                                   ---------------    --------------

Redeemable convertible preferred stock, $01 par value; authorized 15,000,000
 shares, Series A 7,500,000 shares issued and outstanding at September 30, 2001          5,756,925         9,643,836

STOCKHOLDERS' EQUITY (DEFICIT)
 Common  stock, $ 01 par  value; authorized 50,000,000 shares,
 9,432,309 and 8,795,704 issued and outstanding at September 30, 2001
 and December 31, 2000 ........................................................             94,323            87,957
 Preferred stock, Series B, $01 par value; 7,500,000 issued and outstanding
 at September 30, 2001 ........................................................             75,000                --
 Additional paid-in capital ...................................................         48,678,489        41,233,260
 Accumulated other comprehensive income .......................................                 --            14,217
 Accumulated deficit ..........................................................        (51,310,534)      (23,410,680)
                                                                                   ---------------    --------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .........................................         (2,462,722)       17,924,754
                                                                                   ---------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..........................    $    10,899,109    $   43,235,284
                                                                                   ===============    ==============

    The accompanying notes are an integral part of these financial statements

                              LOG ON AMERICA, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                              ---------------------------    ----------------------------
                                                                 2001            2000           2001            2000
                                                              -----------    ------------    ------------    ------------

REVENUES ..................................................   $ 2,454,122    $  3,745,651    $  9,251,457       9,184,949

OPERATING EXPENSES
  Costs of revenue ........................................     1,220,235       3,036,638       6,864,563       5,805,196
  Selling, general and administrative .....................     2,592,986       6,175,877      11,064,258      15,782,872
  Depreciation and amortization ...........................       609,490       1,561,852       3,653,020       3,482,671
  Impairment of customer lists, equipment and related costs            --              --      17,664,853              --
                                                              -----------    ------------    ------------    ------------
   Total operating expenses ...............................     4,422,711      10,774,367      39,246,694      25,070,739
                                                              -----------    ------------    ------------    ------------
LOSS FROM OPERATIONS ......................................    (1,968,589)     (7,028,716)    (29,995,237)    (15,885,790)
                                                              -----------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest expense ........................................       (29,036)       (166,277)       (104,225)       (314,741)
  Interest income .........................................        10,193         275,845         188,291         999,713
  Other income (expense) ..................................        82,512           1,299         101,335         (23,195)
                                                              -----------    ------------    ------------    ------------
  Net other income (expense) ..............................        63,669         110,867         185,401         661,777
                                                              -----------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM ............................    (1,904,920)     (6,917,849)    (29,809,836)    (15,224,013)

EXTRAORDINARY ITEM:
    Gain on early extinguishment of debt ..................            --              --       1,909,983              --
                                                              -----------    ------------    ------------    ------------
NET LOSS ..................................................    (1,904,920)     (6,917,849)    (27,899,853)    (15,224,013)

  Preferred stock dividends ...............................      (240,000)       (302,465)       (835,069)       (726,575)
  Preferred stock accretion ...............................      (493,436)       (630,137)     (1,733,162)     (1,513,699)
                                                              -----------    ------------    ------------    ------------
Net loss applicable to common stockholders ................   $(2,638,356)   $ (7,850,451)   $(30,468,084)   $(17,464,287)
                                                              ===========    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED LOSS PER SHARE ................     8,816,463       8,796,801       8,802,810       8,607,617
                                                              ===========    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE
    Loss before Extraordinary Item ........................         (0.30)          (0.89)          (3.68)          (2.03)
    Extraordinary Gain ....................................            --              --            0.22              --
                                                              -----------    ------------    ------------    ------------
BASIC AND DILUTED  LOSS PER COMMON SHARE ..................         (0.30)          (0.89)          (3.46)          (2.03)
                                                              ===========    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                              LOG ON AMERICA, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .................................................    (27,899,853)     (15,224,013)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
   Capital equipment write-off .............................        398,979               --
   Impairment of customer lists, equipment and related costs     17,664,853
   Extraordinary gain on early extinguishment of debt ......     (1,909,983)              --
   Realized loss on available-for-sale securities ..........        (14,217)
   Realized gain on sale of TSR customers ..................             --
    Depreciation and amortization ..........................      3,653,020        3,482,672
    Bad debt provision .....................................      1,193,720          203,552
    Changes in operating assets and liabilities, net
      of effects of acquisitions:
      Accounts receivable ..................................       (967,408)      (1,493,815)
      Other current assets .................................        296,857         (827,072)
      Other assets .........................................             --         (116,368)
      Accounts payable and accrued expenses ................       (373,325)       1,939,297
      Deferred revenue .....................................       (419,442)         165,503
                                                               ------------    -------------
        Total adjustments ..................................     19,523,054        3,353,769
                                                               ------------    -------------
NET CASH USED IN OPERATING ACTIVITIES ......................     (8,376,799)     (11,870,244)
                                                               ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ....................       (163,786)     (13,879,204)
  Issuance of notes receivable .............................             --         (511,323)
  Notes receivable .........................................         15,689               --
  Sales of available-for-sale securities ...................      1,749,335        6,045,286
  Sale of TSR Customers ....................................        348,000               --
  Acquisitions .............................................             --       (1,614,501)
                                                               ------------    -------------
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES ......      1,949,238       (9,959,742)
                                                               ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Preferred Series B .................      3,250,000               --
  Proceeds from issuance of redeemable convertible
    preferred stock and stock warrants .....................             --       15,000,000
  Issuance costs on common stock ...........................             --               --
  Issuance costs on preferred stock ........................             --          (40,000)
  Issuance costs on long term debt .........................             --         (580,025)
  Borrowings/(payments) under line of credit ...............       (875,000)         150,000
  Payments under multiple term loan agreement ..............     (1,200,000)       7,080,003
  Principal payments on capital lease obligations ..........       (546,896)        (111,146)
  Payments on long term debt ...............................             --               --
                                                               ------------    -------------
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES ......        628,104       21,498,832
                                                               ------------    -------------
NET INCREASE / (DECREASE IN) CASH AND CASH EQUIVALENTS .....     (5,799,457)        (331,154)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ..............      7,858,973        7,844,860
                                                               ------------    -------------
CASH AND CASH EQUIVALENTS END OF PERIOD ....................   $  2,059,516    $   7,513,706
                                                               ============    =============

SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .................................................   $    154,261    $     228,767
                                                               ============    =============
  Income taxes .............................................   $         --    $          --
                                                               ============    =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Details of acquisitions
  Fair value of assets acquired ............................   $         --    $     208,414
                                                               ============    =============
  Intangibles established ..................................   $         --    $   2,261,586
                                                               ============    =============
  Common stock issued ......................................   $         --    $     855,500
                                                               ============    =============

Details of investing activities ............................
  Write down of property and equipment .....................   $ 12,236,605    $          --
                                                               ============    =============

Details of  financing activities
  Equipment acquired under captial lease obligations .......   $     48,167    $          --
                                                               ============    =============
  Capital Equipment accrued ................................   $         --    $   2,306,368
                                                               ============    =============
  Equipment acquired under Nortel financing agreement ......   $         --    $     692,055
                                                               ============    =============
  Extinguishment of multiple term loan agreement
    through return of equipment ............................   $  3,668,247    $          --
                                                               ============    =============

      The accompanying notes are an integral part of these financial statements.

      1. Notes to Financial Statements (Unaudited).

September 30, 2001

A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Log On America, Inc. ("LOA, our, we or us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine (9) month period ended, September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in our annual report on form 10-KSB for the year ended, December 31, 2000.

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

B. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares of LOA's common stock outstanding during the period.

Diluted earnings (loss) per common share is determined in the same manner as basic earnings (loss) per common share except that the number of common shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per common share amount have not been reported because we have a net loss and the impact of the assumed exercise of our stock options and warrants is not dilutive.

C. Comprehensive Loss

Components of comprehensive loss are as follows:

                                                 Nine (9)          Nine (9)
                                               Months Ended      Months Ended
                                              September 30,     September 30,
                                                   2001              2000
                                              --------------    -------------

Net loss                                       $(27,899,853)    $(15,224,013)

Other comprehensive income (loss) -                 (14,217)               0
Unrealized gains (losses) on marketable
securities                                                0           90,965
                                               ------------     ------------

Comprehensive loss                             $(27,914,070)    $(15,133,048)
                                               ============     ============

Accumulated other comprehensive income at September 30, 2001 and December 31, 2000 is composed of unrealized gains on marketable securities amounting to $0 and $14,217, respectively.

D. Financing

On February 23, 2000 we sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. The proceeds of the Series A Preferred Shares have been allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Series A Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction. The Series A Preferred Shares are redeemable no earlier than February 23, 2003 (unless certain triggering events have occurred), at a minimum redemption price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends. Accrued dividends amounted to $1,052,055 as of September 30, 2001.

The fair value of the Series A Preferred Shares at issuance was recorded as $7,500,000, which was less than the mandatory redemption amount at issuance. Therefore, periodic accretions from stockholders' equity are made so that the carrying amount equals the redemption amount on the maturity date.

In August 2001, one half of the Series A Preferred Shares and 297,102 common stock purchase warrants which were held by Marshall Capital Management, Inc. ("Marshall") were exchanged for 7,500 shares of our new Series B Convertible Preferred Stock (the "Series B Preferred Shares"). The exchange to Series B Preferred Shares resulted in a reduction to $3,750.000 in the fair value assigned to issuance. Accretions amounted to $2,006,849 as of September 30, 2001.

On August 18, 2000, we commenced an action against the holders of the Series A Preferred Shares. Shortly thereafter, as a result of our action, certain of the holders of the Series A Preferred Shares sent us conversion notices and redemption notices. Based on our claims as specified in our action, we have not nor do we intend to honor these conversion notices and/or redemption notices.

In January 2001, we commenced a law suit against Credit Suisse First Boston Corporation ("Credit Suisse") alleging amongst other things, negligence in connection with the issuance of the Series A Preferred Shares.

In August 2001, we settled our lawsuit against Credit Suisse and Marshall, the holder of one half of the Series A Preferred Shares. Credit Suisse has paid LOA $3,250,000 and Marshall has exchanged its Series A Preferred Shares and common stock purchase warrants for a new Series B Preferred Shares with a face value of $7,500,000. The Series B Preferred Shares are convertible into common stock of LOA at a fixed conversion rate of $4.50 per share for a total of 1,666,667 common shares. We will continue our pending lawsuit against the three (3) remaining holders of the Series A Preferred Shares.

Simultaneously with the sale of Series A Preferred Shares, on February 23, 2000, we entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel Network, Inc. ("Nortel"). Under the Credit Agreement, Nortel committed to an initial advance to LOA of up to $30,000,000 and subject to certain conditions, a second advance of up to an additional $15,000,000 to finance LOA's commitment to purchase equipment and services from Nortel. We granted a security interest in substantially all of our assets under the Credit Agreement. The Credit Agreement had certain restrictive financial covenants. Such covenants include minimum EBITDA and annualized EBITDA with respect to financial ratios.

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

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel by LOA. The settlement provided for payment by us of $1,200,000 in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-off of certain equipment and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishments of $4.8 million in debt outstanding under our Credit Agreement.

E. Notes Receivable From Officers and Related Parties

Notes receivable consists of secured amounts loaned to the President and CEO of the Company and secured amounts loaned to the former stockholders of CyberTours, Inc., which was acquired by LOA in 1999.

The notes receivable of $1,500,000 maturing on September 14, 2000 were extended for a period of one year maturing on September 14, 2001. The notes are past due and are currently being negotiated. These notes are secured by 421,333 shares of stock held by us as of June 1, 2000, and are interest free. Also, in September 2000, our President and CEO executed a promissory note to us in the amount of $500,000. The note was secured with 500,000 shares of stock registered in the name of our President and CEO. The note is payable upon demand and bears an annual interest rate of 9.5%

In 2000, our CEO was granted a bonus of $178,750, which was applied in reduction of his promissory note. As of September 30, 2001 the balance on the note is $321,250, plus accrued interest and the pledge has been reduced to 321,250 shares.

F. Impairment Charges

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

F. Commitments and Contingencies

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall ("Defendants"), in the United States District Court for the Southern District of New York (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing in connection with the issuance of the Series A Preferred Shares. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial.

After the complaint was filed, Defendants sent conversion and redemption notices to us. We have not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any shares of our outstanding preferred stock held by any of the Defendants. The Defendants have filed a motion to dismiss our complaint, which is presently pending before the court. We have settled this action as it relates to Marshall, and the action continues against the remaining three (3) holders of the Series A Preferred Shares.

In a related action, one of the Defendants, HFTP Investment LLC, filed an action in the Court of Delaware, HFTP Investments LLC V. Log On America, Inc. (CA No 18960-NC) on June 14, 2001. We have filed a motion to dismiss or in the alternative, a motion for a stay, asserting the position that all issues set forth in the complaint are being heard in the Southern District of New York (CA No OOCIU 6218 (RMB) (MHD)) as set forth above. LOA's motion for stay was granted on October 19, 2001.

On September 19, 2000, Belenos, Inc., a Delaware corporation ("Belenos") filed suit against us alleging that certain sums were due it for work performed and equipment provided to us. The suit was filed in the Superior Court of Suffolk County, Commonwealth of Massachusetts (CA 00-4177 (F)). On May 11, 2001 we settled our dispute by paying approximately $1,000,000.

G. Going Concern

As of September 30, 2000 we have approximately $2,000,000 in cash and accumulated year to date losses of approximately $28,000,000. If we do not successfully continue the cost reduction programs which we commenced in the beginning of year 2001, or additional unanticipated costs are incurred, we may not have sufficient funds to continue as a going concern through December 31, 2001, without raising additional capital through an equity or debt financing, which may or not be available to us or may not be available to us at acceptable terms.

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

Item 2. Management's Discussion and Analysis

Overview

Log On America's is a full service provider of business communications technologies. We deliver a unique end-to-end customer experience from consultation through professional managed services. Our core services include:
Business Telephone & Voicemail Systems, Dial-up and High-speed Internet Access, Website creation & hosting, Integrated Voice and Data Services, Server Collocation, Niche ASP Applications, Managed Service Level Agreements, and Network Consultancy, Architecture, & Implementation (LAN, WAN, VPN). Our expertise lies in a wide array of business communication solutions all of which may be customized and scaled to the specific needs of your business today and in the future.

We have determined that the traditional competitive local exchange carrier / direct local exchange carrier service delivery models do not adequately serve a large portion of the growing communications marketplace in a cost effective manner. We also have recognized that traditional communications products do not fulfill the competitive business requirements of many of the fastest growing business segments. Some of these segments have not been addressed nor identified by the existing service providers. Two (2) of the market segments, which will be addressed by our highly leveraged, fully integrated end-to-end solutions based business and management model, will be the small to medium size business solution market ("SMB markets") and the small office/home office market ("SOHO markets").

LOA initiated penetrating target markets with assets that we already possess, and we intend to build our delivery platform and our sales teams to target the higher-end SMB markets. Using this approach, we should begin to reduce our EBITDA losses at an accelerated pace, establish incumbency in the local targeted markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

Results of Operations.

Nine (9) Months Ended September 30, 2001

Versus Nine (9) Months Ended September 30, 2000
Three (3) Months Ended September 30, 2001
Versus (9) Months Ended September 30, 2000

Revenues.

Our data and telecom services revenue is comprised of monthly recurring charges, additional features on those lines, usage charges and initial, non-recurring charges typically derived from installing new lines and services.

Revenues decreased by $1,291,529 or (34%) to $2,454,122 for the three months ended, September 30, 2001 as compared to $3,745,651 for the comparable period in 2000. Revenues increased by $66,508 or .07% to $9,251,457 for the nine (9) months ended, September 30, 2001 as compared to $9,184,949 for the comparable period in 2000. The decrease in revenue for the three (3) months ended September 30, 2001 is due primarily to the divestiture of the low margined TSR residential customers early in the third quarter of 2001. This divestiture resulted in revenue retraction and immediate margin improvements forward.

Costs of revenue.

Costs of revenues are data and telecommunications expenses comprised primarily of leased transport charges for facilities connecting our customers to our network, our network to the Internet, our switch and physical co-locations. Expenses are being incurred to the incumbent local exchange carrier for customer lines, features on lines and usage.

Costs of revenue decreased by $1,816,403 or (59%) to $1,220,235 for the three
(3) months ended, September 30, 2001 as compared to $3,036,638 for the comparable period in 2000. Costs of revenue increased by $1,059,367 or 18%, to $6,864,563 for the nine (9) months ended, September 30, 2001 as compared to $5,805,196 for the comparable period in 2000. This increase is reflective of the costs associated with the Year To Date TSR residential costs that have since been divested. The three month decrease trend is attributable to network consolidation, identification and elimination of redundant expenses and aggressive forward looking optimization efforts. As we move away from the traditional colocentric model, we anticipate further reduction in our network costs as we leverage our high margined delivery relationships established to add value added services.

Selling, general and administrative expense.

Selling, general and administrative expenses decreased by $3,582,891 or (58%) to $2,592,986 for the three (3) months ended, September 30, 2001 as compared to $6,175,877 for the comparable period in 2000. Selling, general and administrative expenses decreased by $4,718,614 or (29%) to $11,064,258 for the nine months ended, September 30, 2001 as compared to $15,782,872 for the comparable period in 2000. The decreases are a direct result of cost-cutting measures and realignment of our operating plan, which started in the fourth quarter of 2000 and is still on going. Significant efficiencies have been gained via automation and productivity gains are major drivers of this trend. There was a one time impairment of customer lists, equipment of $17,664,853 in the (9) months ended September 30, 2001.

Depreciation and amortization.

Depreciation and amortization decreased by $952,362 to $609,490 for the three
(3) months ended, September 30, 2001 as compared to $1,561,852 for the comparable period in 2000. Depreciation and amortization increased by $170,349 to $3,653,020 for the nine (9) months ended, September 30, 2001 as compared to $3,482,671 for the comparable period in 2000. The impairment of our equipment and the one-time write-off of certain intangible assets were the primary reasons for Quarter to Quarter reduction in depreciation and amortization.

Other Income.

Other income increased by $81,213 to $82,513 for the three (3) months ended, September 30, 2001 as compared to $1,299 the comparable period in 2000. Other income increased by $124,530 to $101,355 for the nine (9) months ended, September 30, 2001 as compared to $661,777 for the comparable period in 2000. This increase is related to the gain recognized by selling TSR residential customers to USA Telecom and investment balances as we continue to act on and execute our business plan.

Liquidity and Capital Resources.

During the nine (9) months ended, September 30, 2001, we had a net loss of $27,899,853. Net cash used in operating activities was $8,376,799 and $11,870,244 for the nine (9) months ended, September 30, 2001 and 2000, respectively. The net cash used in operations was primarily to fund our operating losses. Also, in line with the realignment of our operating plan, we made an effort to pay down our current debt including the write-off of the switch and collocation equipment related to our network. The net cash provided by investing activities was $1,949,238 for the nine (9) months ended, September 30, 2001, related to the sales of our securities to generate cash. The net cash used in investing activities was $9,959,742 for the nine months ended September 30, 2000. This cash funded our capital expansion and acquisitions during the first quarter of 2000. The net cash provided by financing activities was $628,104 for the nine (9) months ended September 30, 2001. This cash was generated by the proceeds of the settlement related to 50% of the Series A Preferred shareholders and offset by the settlement of our debt with Nortel, payment off of our line of credit and continued making of principal payments on our existing capital leases. The net cash provided by financing activities was $21,498,832 for the nine months ended, September 30, 2000. This cash was related to the net proceeds from the issuance of our preferred stock and common stock warrants.

LOA's in the process of optimizing the assets that we have deployed and will limit future capital expenditures to a success based smart build strategy. This has lowered our overall capital expenditure requirements and has allowed us to direct resources to high EBITDA opportunities. This year, we have limited our capital expenditures to only $163,786. In addition, we have reduced our overall EBITDA loss (adjusted for one time charges) by implementing various cost reduction programs, which included a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. Most all of these programs have either implemented or are in the final process of implementing.

In May, we reached an agreement with Nortel to extinguish our debt obligation in exchange for the return of equipment and a cash payment to Nortel of $1,200,000. In addition, in May we reached a settlement agreement with Belenos, which called for a payment of approximately $1 million. In August we received $3,250,000 as part of our settlement with Credit Suisse First Boston Corporation and Marshall Capital Management Inc., the holder of one half of the Companies Series A Preferred Shares.

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

LOA may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. We may be unsuccessful in raising sufficient additional capital. In particular, we may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our financing agreements and that will not impair our ability to develop its business. If LOA fails to raise sufficient funds, we may need to modify, delay or abandon some of the planned future expansion or expenditures, which could have a material adverse effect on the business, prospects, financial condition and results of operations.

LOA has not paid any cash dividends to our shareholders and do not intend to pay cash dividends in the foreseeable future.

In May 2001, we received notification from NASDAQ that our common stock has failed to maintain certain continued listing requirements. On August 8, 2001, we prepared a response to the NASDAQ notification, asking for a hearing on our continued listing qualifications. After a hearing, NASDAQ made a determination that we did not comply with the tangible assets/shareholders'equity/ market capitalization/total assets and total revenue requirements. Accordingly, our common stock was delisted from from the NASDAQ National Market and and placed for quotation on the OTC Bulletin Board effective November 1, 2001. LOA is in the process of appealing the hearing panels' decision as to the delisting. The liquidity of our common stock could be impaired by having been removed from the NASDAQ National Market. A stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. In addition, depending on several factors including, among others, the future market price of our common stock, these securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market. The delisting can also negatively affect our ability to raise additional capital in the future.

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

      o     availability, terms and deployment of capital;
      o construction schedules; costs and other effects of legal and administrative proceedings;
      o     dependence on senior management;
      o     business abilities and judgment of personnel;
      o     availability of qualified personnel;
      o     labor and employee benefit costs;
      o development risks and ability to raise additional capital under very difficult market conditions and other factors referenced below in this Quarterly Report and the Form 10-KSB, as amended.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by LOA, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, LOA cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings

On August 18, 2000, we commenced an action against Promethean Asset Management LLC, HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD, Citadel Limited Partnership and Marshall Capital Management, Inc. ("Defendants"), in the United States District Court for the Southern District of New York (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing in connection with the issuance of the Series A Preferred Shares. The complaint seeks declaratory relief, injunctive relief, compensatory and punitive damages in an amount to be determined at trial.

After the complaint was filed, Defendants sent conversion and redemption notices to us. We have not honored these notices based on the allegations contained in our complaint. As a result, we have not converted or redeemed any shares of our outstanding preferred stock held by any of the Defendants. The Defendants have filed a motion to dismiss our complaint, which is presently pending before the court. We have settled this action as it relates to Marshall Capital Management Inc. and the action continues against the remaining three (3) holders of the Series A Preferred Shares.

In a related action, one of the Defendants, HFTP Investment LLC, filed an action in the Court of Delaware, HFTP Investments LLC V. Log On America, Inc. (CA No 18960-NC) on June 14, 2001. We have filed a motion to dismiss or in the alternative, a motion for a stay, asserting the position that all issues set forth in the complaint are being heard in the Southern District of New York (CA No OOCIU 6218 (RMB) (MHD)) as set forth above. LOA's motion for stay was granted on October 19, 2001.

On January 12, 2001, we commenced an action in the Southern District of New York (case No. 01Civ 0272 (RMB)) against Credit Suisse First Boston Corporation ("Credit Suisse") seeking recovery of $100 Million for Credit Suisse's gross negligence and material conflicts of interest as our exclusive financial advisor. We alleged that Credit Suisse was grossly negligent and was deceptive in connection with the structuring and negotiation of our sale of Series A Preferred Stock to certain institutional investors including Marshall Capital Management Inc. ("Marshall"), a subsidiary of Credit Suisse; and the structuring and negotiation of an equipment purchase agreement and secured credit facility with Nortel Networks, Inc.

In August 2001, we settled our lawsuit against Credit Suisse and Marshall, the holder of one half of the Company's Series A Preferred Shares. Credit Suisse has paid Log On America $3,250,000 and Marshall exchange its Series A Preferred Shares and common stock purchase warrants for a new Series B Convertible Preferred Stock with a face value of $7,500,000. The Series B Convertible Preferred Stock is convertible into common stock of LOA at a fixed conversion rate of $4.50 per share for a total of 1,667,667 common shares.

We intend to vigorously pursue our action in the Southern District of New York and defend ourselves in the Delaware Chancery Court because LOA believes that we acted appropriately in connection with the matters at issue in these cases and that we were damaged by the Defendants' wrongful conduct. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately LOA will be successful in pursuing our claims against the parties. If we are unsuccessful in prevailing, the holders of Series A Preferred Shares could convert the preferred shares into common stock or compel us to redeem the Series A. Preferred Shares. If the holders of the preferred shares were to convert the preferred stock into common stock and sell such shares of common stock into the market, such sales could have a negative effect on the market price of our common stock and will dilute present holders of our common holdings in our common stock. Dilution or the potential for dilution could also materially impair our ability to raise capital through the future sale of equity securities and have a material adverse effect on our financial condition. Moreover, we may not be in a position to redeem the Series A Preferred

Shares and could be subject to substantial and additional penalties for failing to do so, which would have a material adverse effect on our financial condition or results of operations.

Item 2: Changes in Securities and Use of Proceeds

None

Item 3: Defaults in Senior Securities

Following the commencement of the action against the holders of our Series A Preferred Shares and the announcement that we will not honor requests for conversions, the holders of the preferred stock requested redemption of the Series A Preferred Shares. The holders have asserted that they are entitled to redemption of their preferred shares under our Certificate of Designations, Preferences and Rights of Series A Preferred Stock by reason of the our announcement that we will not honor conversion requests and of the failure by us to have our shares of common stock underlying the preferred shares and their related warrants registered under Securities Act of 1933. We have refused to honor the redemption requests upon the basis set forth in our action against the preferred holders. The holders of the outstanding of fifty (50%) percent of the Series A Preferred Shares have requested an aggregate redemption amount of $10.8 million.

On May 11, 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel. The settlement provides for payment by us of $1,200,000 in cash and the return of all Nortel equipment to Nortel. This generated a loss of approximately $9.6 million and an extraordinary gain of approximately $1.9 million.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8K

         (a) Exhibits: none

         (b) Reports on Form 8-K: none

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LOG ON AMERICA, INC.

                                             By: /s/ Jonathan D. Whitesell
                                                ---------------------------
Date: November 19, 2001                             Jonathan D. Whitesell
                                                Principal and Vice President
                                                Of Finances (duly authorized to
                                                sign on behalf of registrant)