Form 10KSB
period 2001-12-31
LOG ON AMERICA INC
filed 2002-06-12
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934 [No Fee Required]

                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25761

                              LOG ON AMERICA, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        05-0496586
           --------                                        ----------
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

            /X/ Yes        / / No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $11,020,145

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 6, 2002 was equal to $1,877,815 based on the average bid and ask price of $0.18.

As of June 6, 2002, a total of 10,432,308 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

                                   FORM 10-KSB

                              LOG ON AMERICA, INC.

                                Table of Contents

PART I                                                                      Page

Item 1.    Description of Business                                            3

Item 2.    Description of Property                                            12

Item 3.    Legal Proceedings                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                14

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           14

Item 6.    Management's Discussion and Analysis or Plan of Operation          15

Item 7.    Financial Statements                                               22

Item 8.    Changes In and Disagreements with Accountants on Accounting        22
           and Financial Disclosure

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;      22
           Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation                                             24

Item 11.   Security Ownership of Certain Beneficial Owners and Management     27

Item 12.   Certain Relationships and Related Transactions                     28

Item 13.   Exhibits and Reports on Form 8-K                                   28

           Signatures                                                         31

                                     PART I

Item 1. Description of Business

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis or Plan of Operation," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Log On America, Inc. ("Log On America," "LOA," "Company," "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the telecommunications industry; industry capacity; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the telecommunications industries; development risk; risk relating to the availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; changes in methods of marketing and technology; changes in political, social and economic conditions and other factors referenced in this Form 10-KSB. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

We have been providing Internet access services to our customers since our incorporation in 1992. We initially attracted and continue to attract many of our customers by providing them Internet access. We differentiate ourselves from our competition by providing prospective customers with a consultative problem solving approach to harnessing the power of the Internet for their specific needs. We further differentiate ourselves by combining dedicated customer support with technical expertise. We are a full service provider supplementing our dedicated Internet access services by offering enhanced products and services that are designed to meet the expanding needs of our customers and increase our revenue per customer. The services we provide include:

o  Internet access services;
o  Website creation and hosting services;
o  Server collocation services;
o  Voice telecommunication services;
o  PBX installation services; and
o  Business consulting and network design solutions services.

We classify our revenue into three major categories: (1) commercial revenues from the sale of enterprise level Internet access, voice and enhanced products and services, (2) residential revenues from the sale of residential Internet access and voice, and (3) revenues from the sale of business solutions to commercial customers.

Our Commercial Internet services is made up of revenue from high speed Internet access, web hosting, professional and consulting services. Our Residential Internet access services revenue is generated from customers that are connected to our network using dialup modems, integrated services digital network ("ISDN") circuits or residential speed digital subscriber line ("DSL"). Our Business Solution Services revenue is generated from installing PBX phone systems and providing business consulting and network design solutions. These revenues are specifically tailored to the customers needs and often times result from proposals submitted on a project-by-project basis.

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

We have initially penetrated these target markets with assets that we already possess, and we intend to internally build our delivery platform and our sales teams to target the higher-end SMB markets. Using this approach, we have begun to reduce our losses before interest, taxes, depreciation, and amortization at an accelerated pace, establish incumbency in the local targeted markets, precisely build-out our infrastructure, strategically utilize capital and operations funding, and position ourselves as the smart solutions-based delivery provider.

During the second quarter of 2001, we announced a change to our business strategy. We modified from the capital intensive business model of being an end-to-end facilities based carrier to instead optimizing the assets that we had deployed and utilizing a smart build strategy which is a less capital intensive business model. This less capital intensive business model requires us to rely on reselling other providers various internet and telecommunications services on their network instead of providing these services on our own network. We modified our business strategy in an attempt to continue operations without the need for additional funding.

This change of strategy included: eliminating all capital expenditures, continuing to grow revenue through concentrating sales and marketing efforts in fewer markets located specifically in Rhode Island, Massachusetts and Maine, revising the current telemarketing sales approach to a consultative, customer centric approach, modifying our network architecture to produce improved gross margins, while still maintaining a high level of reliability, and reducing our head count and associated selling, general and administrative expenses to reduce cash consumption. We continued this strategy throughout all of 2001.

RECENT DEVELOPMENTS

In May 2001, we reached a final settlement with Nortel Network Inc. ("Nortel") in complete satisfaction of all obligations owed to Nortel by LOA. The settlement provided for payment by us of $1.2 million in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-off of certain equipment and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt outstanding under our Credit Agreement with Nortel.

In May 2001, we generated a one-time loss of approximately $1 million for the write-off of certain intangible assets related to approximately 5,000 customers which we no longer service.

In June 2001, we determined that the expected undiscounted cash flows related to our long lived assets held for use was less than the carrying value. As a result, we estimated the fair value of these long lived assets and determined that the fair value was less than the carrying value, resulting in a one-time write-down of approximately $7.1 million. The amount of the impairment was based upon the related estimated future discounted cash flows over the expected useful life of the long-lived assets.

In August 2000, we commenced an action against Promethean Asset Management L.L.C. ("Promethean"), HFTP Investments LLC ("HFTP"), Fisher Capital LTD
("Fisher Capital"), Wingate Capital, LTD ("Wingate"), Citadel Limited Partnership ("Citadel") and Marshall Capital Management, Inc. ("Marshall") alleging (i) violaton of various federal securities law, (ii) breach of contract, (iii) fraud, and (iv) breach of covenant good faith and fearing dealings relating to our Series A Convertible Preferred Stock. In January 2001, we commenced a lawsuit against Credit

Suisse First Boston Corporation ("Credit Suisse") alleging amongst other things, negligence in connection with the issuance of shares of our Series A Convertible Preferred Stock (the "Series A Shares").

In August 2001, we settled our lawsuit against Credit Suisse and Marshall, the holder of one half of the shares of our Series A Shares. Credit Suisse paid us $3,250,000, and Marshall has exchanged its Series A Shares and related common stock purchase warrants for shares of our new Series B Convertible Preferred Stock (the "Series B Shares") with a face value of $7,500,000. The Series B Shares are convertible into our common stock at a fixed conversion rate of $4.50 per share for a total of 1,666,667 common shares.

In February 2002, we entered into settlement agreements, which settled all claims with the remaining holders of our Series A Shares and their affiliates which include Promethean and HFTP (the "Promethean Holders") and Fisher Capital, Wingate and Citadel (the "Citadel Holders"). The terms of the settlement for the Promethean Holders states that we are honoring the full redemption claim of $5,852,775. The $5,852,775 will be paid as follows: $500,000 on or before February 28th, 2002, $500,000 in 60 days following the first payment and the remaining $4,852,775 plus interest at the rate of 9% will be payable in monthly installments of $100,000 until the obligation is fully discharged. The obligation to pay the Promethean Holders is evidenced by a Stipulation and Order entered in the Federal Court in the Southern District of New York providing for entry of judgment in the event of payment default. As further assurance, the Company has also agreed to a confession of judgment to be held in escrow pending any defaults by LOA in its payment obligations in the amount of $5,852,775, less any payments previously made by LOA in accordance with the above provisions. The terms of the settlement for the Citadel Holders states that we will pay the following amounts and issue the following Promissory Note and Convertible Preferred Stock to them: (1) the sum of $500,000 on or about February 28, 2002;
(2)  $250,000 on or about May 1, 2002;  (3) $500,000 on or about August 1, 2002, plus interest at 8% per annum; (4) a three year Promissory Note payable to the Citadel Holders in the amount of $1,750,000, which will bear interest in the amount of 9% per annum, paid semi-annually; (5) 500,000 shares of our common stock to the Citadel Holders from a partial conversion of their Series A Shares according to its terms; and (6) shares of Series C Convertible Preferred Stock to the Citadel Holders with a face value of $1,725,000, repayable in three years in cash or stock at the Company's election, with a conversion price of $1.25 per share and bearing interest at 9% payable semi-annually. In the event that the Company fails to make any of the payments under (1), (2), (3) or (4) within five business days after notice of a default in payment, judgment may be entered against the Company and in favor of the Citadel Holders in the amount of $5,752,775 less any payments made by the Company in accordance with the above provisions. All payments have been made to date.

In February 2002, we entered into an agreement with Earth Link to sell our existing residential dial-up customer base for approximately $165 per customer transferred over to their network. We expect this sale to generate approximately $2.5 - $3.6 million in 2002. In addition, we contracted with Earth Link to provide ongoing wholesale communications services to support most of these subscribers.

In May 2002, we entered into an accounts receivable purchase agreement with Silicon Valley Bank (the "Accounts Agreement"). The total amount of receivables to be sold under the Accounts Agreement is up to $1.0 million but not to exceed 80% of the Company's qualified and eligible gross domestic account receivables. This transaction was entered into to provide funds to assist in paying the settlement that was reached with the remaining holders of the Series A Shares, reduce outstanding debt and fund operations. At the time Silicon Valley Bank purchases an eligible accounts receivable, it is required to advance to the Company 80% of the amount of the account receivable. The term of the accounts receivable asset purchase agreement is 12 months and bears a finance charge of Prime plus 2.5% of purchased accounts receivables which remain unpaid. As collateral for fulfillment of the Company's obligations under the Accounts Agreement, the Company has granted Silicon Valley Bank a security interest in essentially all of the assets of the Company.

OUR MARKET OPPORTUNITY

OVERVIEW. The Internet has become an important global medium enabling millions of people to obtain and share information and conduct business electronically. Its expanded use has made the Internet a critical tool for information and communications for many users. Internet access and enhanced Internet services, including data center servers and electronic commerce services, represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users.

GROWING MARKET DEMAND FOR HIGH-SPEED DATA SERVICES. The rise of the Internet as a commercial medium as well as a necessary business tool, has driven the demand for high-speed data services. Businesses are increasingly establishing Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. To remain competitive, small and medium size businesses increasingly need high-speed data and Internet connections to access critical business information and communicate more effectively with employees, customers, vendors and business partners.

NEEDS OF  SMALL  AND  MEDIUM  SIZE  BUSINESSESS  FOR  INTEGRATED  COMMUNICATIONS
SOLUTIONS. Small and medium sized businesses have few cost-effective alternatives for traditional telecommunications services as well as for Internet access. These businesses must often contend with productivity limitations associated with slow transmission speeds from dial-up services. In addition, to meet their communications needs, small and medium size businesses are subject to the cost and complexity of using multiple service providers; local providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solutions delivered by a single provider.

SHRINKING COMPETITIVE LANDSCAPE. The shake out of the telecommunications industry over the past year has significantly reduced the number of competitive local exchange carriers and other DSL providers in the marketplace. Many companies in the competitive communications industry have succumbed to heavy debt loads and burdensome interest payments without the revenue streams to compensate, and therefore have not been able to sustain their business model. As a result, fewer competitors are vying for the same customers.

THE SOLUTION. We believe that we offer an attractive communications solutions to small and medium size business customers. In developing our solutions, we have attempted to include elements intended to create customer loyalty. Key aspects of our solution include:

Integrated Communications Solutions. We offer cost-effective, comprehensive and flexible communications solutions, which include local voice service, local calling features, long distance, high-speed Internet access services, and Web hosting all on a single bill. Our customers have the convenience of a single point of contact for a complete package of services, eliminating the need to manage multiple vendors.

Dedicated Support. Our account managers personally call on the small and mid-size businesses. This is different from many other communications companies' approach to this market segment, which telemarket to these businesses.

Service Reliability. Our network is designed to mirror the reliability of the incumbent carriers. In addition, we believe we are able to offer our customers a high degree of service reliability through efficient, timely provision of lines due to our mature relationships with the incumbent carriers in the markets we currently serve.

OUR BUSINESS STRATEGY

During 2001, we eliminated our network expansion plans and focused on our most profitable markets. We modified from the capital intensive business model of being an end-to-end facilities based carrier to instead optimizing the assets that we had deployed and utilizing a smart build strategy which is less capital intensive. We eliminated all capital expenditures, we concentrated our sales and marketing efforts in fewer markets, we modified our network architecture to produce improved gross margins and, we reduced our head count and associated expenses.

We plan to continue to aggressively sell into our existing network footprint and target those customers with the products that we believe will generate the highest margin revenue streams and maximize network efficiencies. Focusing on providing integrated solutions, and a minimum size for voice only orders, should further increase the quality of our revenue streams. We expect that the majority of network expansion will be centered around augmentation and grooming of our existing network to further enhance our product portfolio and service delivery capabilities.

Focused Sales and Marketing Effort. We target all commercial business customers through our direct sales force, agent/vendor programs, and limited amount of targeted advertising. Our account managers consult with businesses and seek to tailor communications solutions to their needs, focusing on enhancing the productivity with a package that provides both value and convenience. We believe our technical consultants and tiered customer support provide superior technical assistance. As a result of these factors, a growing percentage of our new customers come to us through referrals from existing customers. Additionally, we intend to continue our relationships with independent agents or vendors as a complement to our direct sales channels.

Targeting Small and Medium Size Businesses. Based on telephone lines in service, we believe the small and medium size business customer base is a large and rapidly growing segment of the communications market in the United States. By providing a package of voice and data services and focusing on small and medium size business sales, we believe we will gain a competitive advantage over the incumbent carrier, our primary competitor for these customers. We are targeting small and medium size businesses in the Northeast.

Products and Services. We focus on offering a bundled communications package to our small and medium size business customers. These services include local voice lines, high speed Internet access, calling cards, web hosting, long distance, and customer calling features such as voice mail, call waiting, caller ID and call forwarding.

Operations Support System. Our system provides customer care, billing, collections and personnel management. During 2001, we augmented our current back-office systems with some functional components such as network monitoring. We have found our systems have the ability to adapt to multiple incumbent carrier provisioning systems, which can improve our operating efficiencies and effectiveness.

Timely and Accurate Provisioning for Customers. We believe one of the keys to our success is effectively managing the provisioning process for new customers. We have implemented a standardized service delivery process and consolidated our service delivery center, which has significantly reduced our provisioning intervals and improved our provisioning quality metrics. In addition, through electronic order interfaces with some of the incumbent carriers, we have been able to substantially reduce the time, number of steps and duplication of work typically involved in the provisioning process through system upgrades and retention of qualified personnel in the function.

Quality Customer Service. We believe providing quality customer service is essential to offering a superior product to our customers and creating customer loyalty. We operate one call center that handles general billing, customer care, technical support and related issues for our customers. Our call center is focused on first call resolution, which involves an enhanced automated call distribution system that directs callers into the customer service center based on the type of question they have, and specially trained agents with the tools to more quickly resolve customer issues. In addition, service delivery representatives are in contact with our customers during the process of service conversion from our incumbent carriers. Our service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time.

SALES AND MARKETING

Our highly focused marketing efforts seek to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our current sales programs include direct sales efforts and programs with agents and vendor directed customers. We have established sales training modules that allow a simplified approach to new product deployment and promotional offerings. As of May 2002, we employed 6 quota-carrying sales personnel and an additional 2 sales support personnel.

Our sales representatives are supported by customer account managers and service delivery personnel. These support personnel function as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. Field technicians are responsible for the installation of customer premise equipment, if required. Our sales organization is divided by geographic territories into three states in the New England Region. Sales personnel report to Managers and ultimately the Vice President of Sales.

SIGNIFICANT CUSTOMERS

There were no significant customers in 2001 that represented greater than 5% of total revenues. In 2002 the company has entered into a wholesale relationship with Earthlink to provide dial up service utilizing existing network infrastructures. This customer represents approximately 30% of total revenues. Loss of this current relationship would have an adverse impact on the company.

COMPETITION

The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of Internet Service Providers ("ISPs"), including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry goes through consolidation and attrition, which may for a period of time increase downward pressure on prices as companies struggle to retain market share. We believe that the primary competitive factors in the Internet services market include:

o   pricing;
o   quality and breadth of products and services;
o   ease of use;
o   personal customer support and service;
o   brand awareness; and
o   financial stability.

We believe that we have competed favorably based on these factors, particularly due to our:

o   market focused operating strategy;
o   superior customer support and service; and
o   high reliability.

Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies. Although some of the companies listed below are in various states of financial difficulties it may be possible for some of them to emerge from their current financial difficulties as strong competitors again:

      o     national  ISPs,  such  as  PSINet,   Inc.  and  Concentric   Network
            Corporation;

      o providers of web hosting, collocation and other Internet-based business services, such as Verio, Inc.;

      o numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

      o     established on-line service providers, such as AOL/Time Warner;

      o computer hardware and other technology companies that provide Internet connectivity with their own or other products, including the International Business Machines Corporation and Microsoft Corporation;

      o national long distance carriers such as AT&T Corporation, MCI WorldCom, Inc., Qwest Communications International Inc. and Sprint Communications Company, L.P.;

      o     regional Bell operating companies and local telephone companies;

      o cable operators or their affiliates, including At Home Corporation and AOL/Time Warner;

      o     terrestrial wireless and satellite Internet service providers; and

      o     nonprofit or educational ISPs.

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

REGULATION

We provide Internet access, in part through transmissions over public telephone lines provided by incumbent carriers. These transmissions are governed by regulations and policies establishing charges, terms and conditions for communications. As an Internet provider, we are not currently regulated directly by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. These regulations could affect the charges that we pay to connect to the local telephone network or for other purposes. For example, Internet access providers, unlike long distance telephone companies, currently are not required to pay carrier access charges. Access charges are assessed by local telephone companies on long-distance companies for the use of the local telephone network when the local telephone company originates and terminates long-distance calls, generally on a per-minute basis. The payment of access charges has been a matter of continuing dispute, with long-distance companies complaining that the charges are substantially in excess of actual costs and local telephone companies arguing that access charges are justified to subsidize lower local rates for end users and other purposes. In May 1997, the Federal Communications Commission reaffirmed its decision that Internet access providers should not be required to pay access charges. Subsequent statements issued by the Federal Communications Commission have not altered this conclusion. Indeed, the Commission has adopted a series of inquiries in recent months designed to ensure that broadband Internet access services are subject to minimal regulation. A change in the Commission's current regulatory scheme to require that we pay access charges could have a significant impact on our costs of providing service. Pending legislation in Congress that has passed the House of Representatives also would exempt high-speed Internet access services from most regulation. Neither the Commission nor states and localities would be permitted to regulate rates, terms or conditions or charges for high-speed data services, Internet backbone services or Internet end-user services.

The Federal Communications Commission also has concluded that Internet access providers should not be required to contribute to the universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as providing access to enhanced communications systems for schools, libraries and health care providers. As a result, unlike other telecommunications providers, Internet access providers do not have to contribute a percentage of their revenues to the federal universal service fund and are not expected nor required to contribute to similar funds being established at the state level. However, the Commission recently re-opened the question of universal service fund treatment of high speed Internet access providers that use wireline telephone lines. The access charge issue also is the subject of Federal Communications Commission proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the relevant Federal Communications Commission decisions concerning carrier access charges and universal service, and their arguments are gaining support as Internet-based telephony begins to compete with conventional telecommunications services. The

Commission will consider these companies' arguments in the recently-opened proceedings. We cannot predict how these matters will be resolved but we could be adversely affected if, in the future, Internet service providers are required to pay access charges or contribute to universal service support.

Under current regulation, to the extent that an end user's call to an Internet access provider is considered local rather than long distance, the local telephone company that serves the Internet service provider may be entitled to reciprocal compensation from the calling party's local telephone company. Reciprocal compensation is a reimbursement mechanism between telephone companies whereby the carrier that terminates a call is eligible for payment from the carrier serving the calling party. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the internet service provider's costs. However, the Federal Communications Commission recently determined that most, but not all, traffic to an Internet access provider is interstate rather than local in nature, and consequently is in the process of gradually eliminating the payment of reciprocal compensation to the local telephone companies that serve us. If the Federal Communications Commission completes its elimination of reciprocal compensation payments, our costs may increase. There is a pending proceeding at the Commission to determine appropriate compensation mechanisms for such calls to Internet service providers. The Federal Communications Commission has ruled that state commissions, in the interim, may determine under what circumstances reciprocal compensation should be paid. To date, most states considering the issue have upheld reciprocal compensation for calls placed to Internet service providers. If the new compensation mechanisms increase the costs to carriers that terminate calls to Internet service providers or if states eliminate reciprocal compensation payments for calls to Internet service providers, the affected carriers could increase the price of service to Internet service providers to compensate themselves which could have a material adverse effect on our business, financial condition and results of operations.

The Federal Communications Commission recently initiated a broad inquiry designed to promote widespread access to high-speed Internet access service. This proceeding will consider the Commission's tentative conclusion that high-speed Internet access service provided over telephone lines should be regulated as "information services," rather than as basic telecommunications service. Further, the Commission will consider whether Internet access transmissions over telephone lines are "telecommunications," rather than telecommunications services. Should the Commission adopt these classifications, independent Internet access providers may no longer have a right to separate nondiscriminatory access to the telephone lines owned by incumbent local telephone companies that have been upgraded to permit use for broadband services. Pending legislation in Congress that has passed the House of Representatives also would limit the network-sharing requirements applicable to telephone lines upgraded to permit use for broadband services. However, the legislation also would require incumbent telephone companies to upgrade their facilities to permit high-speed Internet service within five years and permit end-users to select their choice of Internet service providers without also having to pay for the incumbent's Internet service. Although we cannot predict the outcome of the Federal Communications Commission's proceeding or legislation pending in Congress, if adopted these initiatives could have an adverse effect on our business, financial condition and results of operations.

The Federal Communications Commission is continuing the pursuit of measures that could stimulate the development of high-speed telecommunications facilities and make it easier for operators of these facilities to obtain access to customers by requiring incumbent telephone companies to provide access to their rights-of-way and wiring located within multiple tenant environments (MTEs). The Federal Communications Commission has prohibited telecommunications carriers from entering into contracts to service commercial MTEs that restrict a property owner's ability to permit entry by other service providers. The Commission is also considering requiring owners of residential MTEs to provide competing service providers nondiscriminatory access to their buildings. Such regulatory measures could enhance the competitive viability of Internet service providers that are affiliated with the providers of these high-speed facilities.

Finally, the Federal Communications Commission recently adopted an order governing Internet service provider access to the infrastructure deployed by cable television operators. The Commission held that use of cable infrastructure for Internet access services ("cable modem services") is not subject to regulation as a basic telecommunications service or cable service. This classification is expected to largely immunize cable modem service providers from regulation, including regulations that require competitors be afforded open access to the cable infrastructure. The Commission's decision could foreclose Internet service provider access rights to the cable television infrastructure. However, the near-term effect of the Commission's ruling is unclear. Several municipal franchising authorities have required franchised cable companies to provide competing Internet service providers open access to their cable infrastructure. Cable companies have appealed these decisions and the courts have taken different regulatory approaches in deciding whether to require open access. In addition, certain cable operators have agreed to voluntarily provide access to competing service providers. Consumer groups and others already have appealed the Commission's decision in court. Local governments also have stated that they plan to appeal the Commission's decision. The Commission also has initiated an inquiry into whether the FCC may prevent state and local franchising authorities from regulating cable modem services. The Commission has tentatively decided that local authorities should not have authority to regulate cable modem services, which could further decrease our potential access to the cable television infrastructure. The Commission's inquiry also considers whether cable modem service providers should be required to provide access to multiple Internet service providers. Such a requirement would allow us to enter nondiscriminatory agreements with cable modem service providers to provide Internet access services.

The law relating to the liability of Internet service providers and online service providers due to information disseminated through their networks is not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of obscene, indecent, defamatory or otherwise illegal material, as well as materials that infringe on intellectual property rights, that may subject us to liability. In particular, a recently-adopted Pennsylvania statute subjects Internet service providers to fines and potential imprisonment and felony charges for failing to disable access to child pornography within five days of notification by the state Attorney General's office. Two federal laws mitigate these risks. In 1996, Congress immunized Internet service providers and online service providers from liability for defamation and similar claims arising from materials the Internet service providers and online service providers did not create, but merely distributed without knowing or having had reason to know of their defamatory nature. Likewise, in 1998, Congress created a safe harbor from copyright infringement liability for Internet service providers and online service providers arising from materials placed on the Internet service provider's or online service provider's network by third parties, so long as basic requirements are satisfied.

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted covering issues such as the sale of alcohol and firearms, gambling, unsolicited email, content, user privacy, pricing and trademark or copyright infringement. Laws and regulations potentially affecting us have been adopted, and may be adopted in the future, by federal and state governments, as well as by foreign governments. We cannot predict the impact, if any, that recent and future legislative or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone or other companies, such as open access to cable infrastructure, could have a material adverse effect on our business.

EMPLOYEES

As of December 31, 2001, we have 81 full time and 8 part time employees. Our employees are not represented by any labor union. We consider our relationship with our employees to be good.

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

WHERE YOU CAN FIND MORE INFORMATION ABOUT LOG ON AMERICA, INC.

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

Item 2.  Description of Property

Our corporate headquarters is currently located in Providence, RI where we lease approximately 17,000 square feet. This lease expires on March 31, 2009 with a 5 year renewal option. The executive, sales, marketing, finance and human resource groups relocated to this facility in early April 2000. In addition we closed our 17,000 square foot facility in Pawtucket RI, in September 2001 and will be incurring no rental expense on this facility going forward.

We have offices in Kennebunk and Portland, ME with approximately 8,717 square feet under leases, which expire on August 31, 2003. We also have network equipment facilities located throughout the New England area. Our network equipment facilities are approximately 9,282 square feet. We acquired these leases between September 15, 1996 and September 1, 1998. These leases expire between June 1, 2002 and August 31, 2003. During 2001, we have been able to gain efficiencies and reduce our required network equipment facilities. We plan to continue to reduce future commitments associated with leases through continued negotiated settlements.

Management believes that the above properties and their contents are adequately covered by insurance and that the square footage is sufficient to meet our current needs.

Item 3. Legal Proceedings

On February 5, 2002, the Company entered into settlement agreements so ordered by the Court whereby it settled with all the remaining defendants in the action the Company commenced in August 2000 against Promethean Asset Management LLC ("Promethean"), HFTP Investment LLC ("HFTP"), Fisher Capital Ltd. ("Fisher Capital"), Wingate Capital, Ltd. ("Wingate"), Citadel Limited Partnership ("Citadel") and Marshall Capital Management, Inc. ("Marshall") (collectively, the "Defendants"), in the United States District Court for the Southern District of New York (CA No. 00CIV6218)(RMB) (the "Preferred Shareholders Action") and with HFTP in its action commenced against the Company in June 2001 in the Chancery Court of the State of Delaware (CA No. 18960-NC) (the "Delaware Action"). Both actions involved issues arising from the Company's issuance of shares of its Series A Convertible Preferred Stock (the "Series A Shares") and the purchase of these securities by certain of the Defendants. In the Preferred Shareholders Action, the Company, among other things, alleged: (i) violation of various federal securities laws, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealings. The Company also sought a judicial declaration that it was relieved of its obligations and liabilities under the agreements it entered into in connection with certain Defendants' purchase of the Company's Series A Shares. The Company also sought compensatory and punitive damages, together with interest, as well as reasonable legal fees and costs. In the Delaware Action, HFTP alleged that the Company breached the agreements it entered into in connection with HFTP's purchase of the Company's Series A Shares. In the Delaware Action, HFTP sought an order directing the Company to redeem HFTP's 3,750 Series A Shares in accordance with the terms of its redemption notification and to pay to HFTP the sum of $5,852,775, together with interest, costs and attorneys' fees.

Prior to entering into the recent settlement agreements and orders with Promethean, HFTP, Fisher Capital, Wingate and Citadel, the Company had settled in August 2001 with Marshall, and with its affiliate Credit Suisse First Boston Corporation ("Credit Suisse"), against which the Company had filed a separate action more fully described below, whereby the Company was paid $3,250,000 and Marshall, among other things, exchanged its Series A Convertible Shares and related common stock purchase warrants for shares of new Series B Convertible Preferred Stock with an aggregate face value of $7,500,000 and a fixed conversion price of $4.50 per share convertible into 1,667,667 shares of common stock.

The settlement agreement and order with Promethean and HFTP (the "Promethean Defendants") requires, among other things, the surrender of the Promethean Defendants' Series A Shares and related common stock purchase warrants and payment by the Company of the sum of $5,852,775 with interest of 9% per annum upon terms requiring payment of $500,000 on or before February 28, 2002, $500,000 on or before May 1, 2002, and $100,000 per month commencing on June 1, 2002 until all principal and interest is paid in full. In accordance with the terms of the settlement agreement and order, the Company has made the first two payments of $500,000 each to the Promethean Defendants.

The settlement agreement and order as it relates to Fisher Capital, Wingate and Citadel (the "Citadel Defendants") provides for the surrender of the Citadel Defendants' Series A Shares and related common stock purchase warrants for (a) shares of a new Series C Convertible Stock (the "Series C Shares") with an aggregate face value of $1,725,000, (b) 500,000 shares of common stock and (c) payment by the Company of the sum of $3,000,000, requiring payment of $500,000 on or about February 28, 2002, $250,000 on or about May 1, 2002, and $500,000 on or about August 1, 2002, with interest at 8%, with the balance of $1,750,000, to be paid pursuant to a promissory note, over three years at 9% interest. The Series C Convertible Stock, among other things, are convertible at the option of the holder into common stock at a fixed conversion price of $1.25, mature in three years with repayment in cash or common stock at the option of the Company, and earns dividends at 9%, payable semi-annually in cash. In accordance with the terms of the settlement agreement and order, the Company has made the initial payment of $500,000 and the second payment of $250,000 and has delivered the 500,000 shares of common stock to the Citadel Defendants.

The above settlement agreements and orders contemplate the Company entering into final settlement agreements and other related documents with the Promethean Defendants and the Citadel Defendants. The Company is in the process of preparing and negotiating such documents, including the Series C Convertible Preferred Stock certificate of designations. The Company, the Promethean Defendants and the Citadel Defendants have agreed that the above described settlement agreements and orders are fully enforceable by their terms and create binding obligations on the parties thereto, which would not be affected by any failure to execute final settlement agreements. The Company, the Promethean Defendants and the Citadel Defendants further agreed that the above described settlement agreements and orders fully and finally resolve all disputes between them, both known and unknown.

In the event that the Company defaults in the payments due under the terms of the settlement agreement and orders, the Promethean Defendants and/or the Citadel Defendants, as the case may be, can enter judgment against the Company.

As referenced above, in August 2001, the Company settled its lawsuit against Credit Suisse filed in the Southern District of New York (CA No. 0272) (RBM) (the "Credit Suisse Action"), which alleged negligence and material conflicts of interests in connection with the structuring and negotiation of the Company's sale of the Series A Shares and of an equipment purchase agreement and secured credit facility with Nortel Networks, Inc. In connection with the settlement with Credit Suisse in the Credit Suisse Action and with its affiliate Marshall in the Preferred Shareholders Action, as previously discussed above, the Company was paid $3,250,000 to the Company and Marshall, among other things, exchanged its Series A Shares and related common stock purchase warrants for shares of the Company's Series B Convertible Preferred Stock.

On November 20, 2001 a putative class action lawsuit was filed against the Company, and two of its officers, in the United States District Court in Providence, Rhode Island. Thereafter, additional similar suits were also filed (Scritchfield, CA 01-550ML; Madison Trading, CA 01-56OML; Atlas, 01-584ML; Kaiser, 02-005ML; Masiello, 02-006ML; Balser, 02-009ML)(collectively, the "Actions"). The complaints make essentially the same claim alleging, inter alia, that the Company, together with certain officers, conveyed in its public filings, press releases and other publications false, misleading and incomplete information pertaining to the Company's operations and finances. The complaints in their respective prayers for relief demand unspecified compensatory damages, interest, costs, and counsel fees. Plaintiffs' motion to consolidate the complaints and to appoint "lead counsel" is pending. Upon entry by the court of an appropriate order, an amended complaint is anticipated to be filed on behalf of the putative class, presently identified as the purchasers of the Company's common stock between April 22, 1999 and November 20, 2000, inclusive. Thereafter, the Company anticipates filing a responsive pleading which it anticipates will be either a motion to dismiss or an answer denying any liability. The Company believes that it has at all times acted completely legally in connection with the matters at issue and intends to defend the Actions vigorously. The Company is, however, at this time unable to quantify its potential exposure or to opine upon the likelihood that the resolution of the Actions will have any material effect on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

Market Information.

Our common stock began trading on the National Association of Securities Dealers Automated Quotation ("Nasdaq") system on April 22, 1999, under the symbol "LOAX." Effective as of November 1, 2001, our common stock was delisted from Nasdaq and began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB"). We had 109 shareholders of record and 108 shareholders of record as of December 31, 2001 and 2000, respectively. The following table sets forth, on a per share basis for the periods shown, the high and low prices of the common stock for each quarter within our two most recent fiscal years as reported on Nasdaq and OTCBB. The OTCBB quotation provided below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2001                           High         Low
Quarter Ended December 31, 2001             .32         .10
Quarter Ended September 30, 2001            .49         .13
Quarter Ended June 30, 2001                 .72         .26
Quarter Ended March 31, 2001               2.50         .31

Fiscal Year 2000                           High         Low
Quarter Ended December 31, 2000            3.50         .25
Quarter Ended September 30, 2000           6.00        1.53
Quarter Ended June 30, 2000               14.25        5.03
Quarter Ended March 31, 2000              20.25       10.00

Holders

As of June 6, 2002, there were 120 holders of our common stock, including holders who are nominees for an undetermined number of beneficial owners.

Dividends.

We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to finance the expansion and continued development of our business. The terms of our former credit facility that was since closed out in 2001 with our lender prohibited the payment of dividends without its consent. In addition, our new credit facility that was entered into with Silicon Valley Bank in 2002 prohibits the payment of dividends without their consent. Any future determination with respect to the proposed payment of dividends will be within the sole discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements, the current terms of the credit facility or other then-existing indebtedness, applicable requirements of the Delaware General Corporation Law, general economic conditions and such other factors considered relevant by our board.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis relates to our financial condition and our results of operations for the two years ended December 31, 2001. This information should be read in conjunction with our Financial Statements and related notes thereto beginning on page F-1.

Statement on forward-looking information

Certain statements in this section are "forward-looking statements." You should read the information under Part I, "Special Note Regarding Forward-Looking
Statements" for more information about our presentation of forward-looking information.

OVERVIEW

We have been providing Internet access services to our customers since our incorporation in 1992. We initially attracted and continue to attract many of our customers by providing them Internet access. We differentiate ourselves from our competition by providing prospective customers with a consultative problem solving approach to harnessing the power of the Internet for their specific needs. We further differentiate ourselves by combining dedicated customer support with technical expertise. We are a full service provider supplementing our dedicated Internet access services by offering enhanced products and services that are designed to meet the expanding needs of our customers and increase our revenue per customer. The services we provide include:

o   Internet access services;
o   Website creation and hosting services
o   Server collocation services
o   Voice telecommunication services;
o   PBX installation services
o   Business consulting and network design solutions services.

We classify our revenue into three major categories: (1) commercial revenues from the sale of enterprise level Internet access, voice and enhanced products and services, (2) residential revenues form the sale of residential Internet access and voice, and (3) revenues from the sale of business solutions to commercial customers.

Year Ended December 31, 2001
versus Year Ended December 31, 2000

Revenues

Revenues decreased by approximately $1.67 million or 13% to approximately $11.02 million for the year ended December 31, 2001 as compared to approximately $12.70 million for the comparable period in 2000. The decrease in revenues is due primarily to a reduction in the number of residential dial-up customers serviced for the full year compared to last year. This decrease was partially offset by a growth in commercial revenues and a growth in business solution revenues.

Specifically, revenues for our residential revenues line decreased by approximately $2.65 million or 23% to approximately $8.69 million for the year ended December 31, 2001 as compared to approximately $11.34 million for the comparable period in 2000. This decrease was due to the sale of our residential voice customers during 2001 and attrition associated with our residential dial up base.

While our residential revenues decreased, this decrease was partially offset by an increase in our commercial revenues. Revenues for our commercial revenue line increased by approximately $784 thousand or 98% to approximately $1.58 million for the year ended December 31, 2001 as compared to approximately $798 thousand for the comparable period in 2000. This increase was due to a more focused commercial sales effort and an expansion of our sales efforts to our existing customers along with an aggressive marketing campaign in both Rhode Island and Maine.

Finally, we also recognized a slight increase in revenues from the sale of business solutions to commercial customers. These revenues increased by approximately $168 thousand or 29% to approximately $744 thousand for the year ended December 31, 2001 as compared to approximately $576 thousand for the comparable period in 2000. This increase was due to the recognition of a full year of revenues from this unit during 2001 versus only 10 months during 2000.

Costs of revenue

Costs of revenues decreased by approximately $1.37 million or by 15% to approximately $7.65 million for the year ended December 31, 2001 as compared to approximately $9.03 million for the comparable period in 2000. This decrease is due primarily to network optimization, elimination and renegotiation on all network contracts and continued focus on high margin commercial products and customers.

Specifically, with the reduction of our residential customer base we were able to reduce our network expense associated with these former customers by approximately $1.96 million or 25 %. This decrease in costs of revenues was offset by an increase in our network costs of approximately $590 thousand or 19 % associated with supporting our growth in our commercial customer base.

Selling, general and administrative expense

Selling, general and administrative expenses decreased by approximately $8.00 million or 37% to approximately $13.76 million for the year ended December 31, 2001 as compared to approximately $21.77 million for the comparable period in 2000. This was largely due to our change in business strategy of utilizing a less resource intensive smart build strategy. This requires less marketing, less personnel, and less discretionary spending that was necessary in order for us to continue operations while reducing our operational losses.

Specifically, we significantly reduced our marketing expenses by approximately $2.46 million or 74% to approximately $884 thousand for the year ended December 31, 2001 as compared to approximately $3.34 million for the comparable period in 2000. This decrease resulted from a minimization of all general marketing and instead a focus on specifically marketed areas targeted with our existing customer base and geographical markets.

We also reduced our payroll expenses approximately $3.80 million or 37% to approximately $6.38 million for the year ended December 31, 2001 as compared to approximately $10.18 million for the comparable period in 2000. This decrease resulted from the downsizing of operations and elimination of all non-essential personnel.

In addition to the above we also eliminated all discretionary spending resulting in a reduction of professional services, travel, telephone and relocation expenses by approximately $801 thousand, $434 thousand, $347 thousand, and $327 thousand, respectively for the year ended December 31, 2001 as compared to the comparable period in 2000.

During the fourth quarter of 2000, we incurred certain one-time charges of approximately $1.1 million as a result of the reduction in our workforce and the consolidation of our network deployment plan. In addition, as a result of our declining stock price and in accordance with SFAS 114, we established a valuation allowance of approximately $1.4 million against our Note Receivables from related parties that are secured by shares of our common stock. These were offset by a one-time cash payment of approximately $3.5 million from Nortel for the reimbursement of costs incurred by us.

Depreciation and amortization

Depreciation and amortization decreased by approximately $1.12 million or 21.6% to approximately $4.05 million for the year ended December 31, 2001 as compared to approximately $5.16 million for the comparable period in 2000. This decrease is due to an impairment charge of approximately $18.0 million related to long lived assets during 2001 (described below).

Impairment charges

During the second quarter of 2001 we recognized approximately $18.2 million of impairment charges related to the return of certain network equipment to Nortel, the write-off of certain intangible assets related to customers no longer serviced by us, and the write-down of our remaining long-lived assets to their fair value. The primary components of this charge are described below.

Specifically, in May 2001, we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel by us. The settlement provided for payment by us of $1.2 million in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-off of certain equipment and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt outstanding under our Credit Agreement.

Also in May 2001, we generated a one-time loss of approximately $1 million for the write-off of certain intangible assets related to approximately 5,000 customers which we no longer service.

In June 2001, we determined that the expected undiscounted cash flows related to our long lived assets held for use was less than the carrying value. As a result, we estimated the fair value of these long lived assets and determined that the fair value was less than the carrying value, resulting in a one-time write-down of approximately $7.1 million. The amount of the impairment was based upon the related estimated future discounted cash flows over the expected useful life of the long-lived assets.

Other Income (Expense)

Other income, net, decreased by approximately $383 thousand or 68%, to approximately $181 thousand for the year ended December 31, 2001 as compared to other income, net, of approximately $564 thousand for the comparable period in 2000. This decrease is due primarily to the lowered interest income in 2001 due to lower cash and cash equivalents available in 2001 for investment, partially offset by lower interest expense as a result of the agreement with Nortel during 2001 to settle all obligations owed to Nortel.

Extraordinary Gain

As noted above, during 2001 we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel by us. The settlement provided for payment by us of $1.2 million in cash and the return of all Nortel equipment to Nortel. This final settlement resulted in a one-time gain on the early extinguishment of debt in the amount of $1.9 million.

During 2000, we entered into an agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. This agreement provided for a one-time cash payment of $3,500,000 by Nortel to us, which was made in 2000. The agreement also provides for certain product and service credits, which were needed to get our existing network fully operational. In addition, Nortel provided a one-time reduction of $5,000,000 on the outstanding balance of the Credit Agreement. This early extinguishment of debt is reflected in the statement of operations as an extraordinary gain.

No taxes have been recorded on the extraordinary gains as the Company provides for a full valuation allowance on its deferred tax assets (see Note 9 to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

On February 23, 2000, we sold 15,000 shares of Series A Convertible Preferred Stock (the "Series A Shares") and issued 594,204 common stock purchase warrants for an aggregate consideration of $15,000,000 to a group of investors, specifically HFTP Investment LLC, Fisher Capital LTD, Wingate Capital, LTD and Marshall Capital Management, Inc.

Simultaneously, with the sale of the Series A Shares we entered into a Senior Secured Credit Agreement ("Credit Agreement") with Nortel Networks, Inc ("Nortel"). Under the Credit Agreement, Nortel committed to an initial advance of up to $30,000,000 and a second advance of up to an additional $15,000,000 to finance the purchase of equipment and services. We granted Nortel a security interest in substantially all of our assets under the Credit Agreement.

On August 18, 2000, we commenced an action against Promethean Asset Management LLC ("Promethean"), HFTP Investment LLC ("HFTP"), Fisher Capital LTD ("Fisher Capital"), Wingate Capital, LTD ("Wingate"), Citadel Limited Partnership ("Citadel") and Marshall Capital Management, Inc. ("Marshall") (collectively, "Defendants"), in the United States District Court for the Southern District of New York (CA NO. 00CIV 6218 (RMB) (MHD), alleging: (i) violations of federal securities laws, including, but not limited to, insider trading and stock manipulation through cross sales and short sales of our common stock, (ii) breach of contract, (iii) fraud, and (iv) breach of the covenant of good faith and fair dealing.

On November 14, 2000,we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. Pursuant to the agreement, Nortel made a one-time cash payment to us of $3,500,000. The agreement also provided for additional product and service credits, which were needed to get our existing network fully operational. In addition, Nortel provided a one-time reduction of $5,000,000 against the current amount drawn against the Credit Agreement. In accordance with the November 14, 2000 agreement, we are not making any further purchases under the Credit Agreement.

As of December 31, 2000, Nortel advanced us an additional $4,868,247 (net of the $5,000,000 credit). These were considered advances under the Credit Agreement with Nortel and classified as current liabilities. During 2001 the Nortel advance has been paid in full, the Credit Agreement cancelled and there are no related liabilities to Nortel at December 31, 2001.

In January 2001, we commenced a lawsuit against Credit Suisse First Boston Corporation ("Credit Suisse") alleging amongst other things, negligence in connection with the issuance of the Series A Shares.

In May 2001, we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel by LOA. The settlement provided for payment by us of $1.2 million in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-off of certain equipment and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt outstanding under our Credit Agreement.

In August 2001, we settled our lawsuit against Credit Suisse and Marshall, the holder of one half of the Series A Preferred Shares. Credit Suisse paid us $3,250,000 and Marshall has exchanged its Series A Preferred Shares and common stock purchase warrants for a new Series B Preferred Shares with a face value of $7,500,000. The Series B Preferred Shares are convertible into our common stock at a fixed conversion rate of $4.50 per share for a total of 1,666,667 common shares.

In February 2002, we entered into a settlement agreement, which settled all claims with the remaining holders of our Series A Shares and their affiliates which include Promethean and HFTP (the "Promethean Holders"), and Fisher Capital, Wingate and Citadel (the "Citadel Holders"). The terms of the settlement for the Promethean Holders states that we are honoring the full redemption claim of $5,852,775. The $5,852,775 will be paid as follows: $500,000 on or before February 28, 2002, $500,000 in 60 days following the first payment and the remaining $4,852,775 plus interest at the rate of 9% will be payable in monthly installments of $100,000 until the obligation is fully discharged.

The obligation to pay the Promethean Holders is evidenced by a Stipulation and Order entered in the Federal Court in the Southern District of New York providing for entry of judgment in the event of payment default. As further assurance, the Company has also agreed to a confession of judgment to be held in escrow pending any defaults by LOA in its payment obligations in the amount of $5,852,775, less any payments previously made by LOA in accordance with the above provisions. The terms of the settlement for the Citadel Holders states that we will pay the following amounts and issue the following Promissory Note and Convertible Preferred Stock to them: (1) the sum of $500,000 on or about February 28, 2002; (2) $250,000 on or about May 1, 2002; (3) $500,000 on or about August 1, 2002, plus interest at 8% per annum; (4) a three year Promissory Note payable to the Remaining Holders in the amount of $1,750,000, which bears interest in the amount of 9% per annum, paid semi-annually; (5) 500,000 shares of our common stock to the Citadel Holders from a partial conversion of their Series A Shares according to its terms; and (6) shares of Series C Convertible Preferred Stock to the Citadel Holders with a face value of $1,725,000, repayable in three years in cash or stock at the Company's election, with a conversion price of $1.25 per share and bearing interest at 9% payable semi-annually. In the event that the Company fails to make any of the payments under (1), (2), (3) or (4) within five business days after notice of a default in payment, judgment may be entered against the Company and in favor of the Citadel Holders in the amount of $5,752,775 less any payments made by the Company in accordance with the above provisions. All payments have been made to date.

In February 2002, we entered into an agreement with EarthLink to sell our existing residential dial-up customer base for approximately $165 per customer transferred over to their network. We expect this sale to generate approximately $2.5 - $3.6 million in 2002. In addition, we contracted with EarthLink to provide ongoing wholesale communications services to support most of these subscribers.

In May 2002, we entered into an accounts receivable purchase agreement with Silicon Valley Bank (the "Accounts Agreement"). The total amount of receivables to be sold under the Accounts Agreement is up to $1.0 million but not to exceed 80% of the Company's qualified and eligible domestic account receivables. This transaction was entered into to provide funds to assist in paying the settlement that was reached with the remaining holders of the Series A Shares, reduce outstanding debt and fund operations. At the time Silicon Valley Bank purchases an eligible accounts receivable, it is required to advance to the Company 80% of the amount of the account receivable. The term of the accounts receivable asset purchase agreement is 12 months and bears a finance charge of Prime plus 2.5% of purchased accounts receivables which remain unpaid. As collateral for fulfillment of the Company's obligations under the Accounts Agreement, the Company has granted Silicon Valley Bank a security interest in essentially all of the assets of the Company.

Capital expenditures were approximately $216 thousand and approximately $5.93 million for the years ended December 31, 2001 and 2000, respectively. This decrease was related to the halt on all capital expenditures in 2001. Capital projects are reviewed on a success based basis as the company looks to restore profitability and maximize resources. We currently have no plans for any significant capital expenditures.

As of December 31, 2001, we had an accumulated operating deficit of approximately $53.94 million and cash and cash equivalents of approximately $638 thousand. Net cash used in operating activities was approximately $9.84 million and approximately $15.44 million for the years ended December 31, 2001 and 2000, respectively. The net cash used in operations was primarily lower in 2001 compared to 2000 due to lower network costs, lower marketing costs and lower personnel.

The net cash provided by investing activities of approximately $1.81 million for the year ended December 31, 2001, related primarily to proceeds from the sales of securities of approximately $1.75 million and proceeds from the sale of our telephone voice customers of approximately $348 thousand, offset by approximately $216 thousand in capital expenditures. The net cash provided by investing activities of approximately $1.45 million for the year ended December 31, 2000, related primarily to net proceeds from the sales of securities of approximately $9.5 million offset by acquisitions of property and equipment totaling approximately $5.92 million, acquisitions of customers totaling approximately $1.64 million and issuances of notes to our President and CEO totaling $500 thousand.

Net cash provided by financing activities of approximately $803 thousand for the year ended December 31, 2001, related primarily to the receipt of $3.25 million from Credit Suisse for the purchase of Preferred Series B shares.

This was offset by payments under our line of credit and payments to Nortel of $875 thousand and $1.2 million, respectively. In addition, we had payments of approximately $598 thousand on our capital lease obligations. Net cash provided by financing activities was approximately $14.01 million for the year ended December 31, 2000 and was primarily due to net proceeds from the issuance of the Series A Shares and related warrants and our borrowings under the Credit Agreement, less certain related issuance costs on our Series A Shares and Nortel credit facility, totaling $40 thousand and approximately $580 thousand, respectively.

We have realigned our business plan to effectively meet the increasingly challenging competitive local exchange carrier environment. We plan to optimize the assets that we have deployed and limit future capital expenditures to a success based smart build strategy. This will lower our overall capital expenditure requirements and allow us to direct resources to more profitable opportunities. In addition, to reduce our overall EBITDA loss, during the end of 2000 we began implementing various cost reduction programs, that include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. These were completed during 2001.

While the implementation and completion of our various cost reduction programs were effective at reducing our operating losses and related cash requirements, we believe that the existing capital resources may not be sufficient to fund our operating deficits through 2002. In addition, if we miss any of our scheduled payments to our preferred shareholders we would be in default, accelerating all monies owed. If this occurred we do not have the resources or ability to make those payments. If we are unsuccessful in managing our accounts payables with our major vendors, we face potential network shutdowns and service interruptions that could cause material customer churn and loss of business. Based on all these factors, we may not have sufficient funds to continue as a going concern through December 31, 2002, unless we raise additional capital through an equity or debt financing, which may or not be available to us or may not be available to us at acceptable terms.

We may also need additional financing if:

      o  our plans or projections change or prove to be inaccurate; and/or
      o  we ramp sales in excess of forecasts, targets; and/or
      o  we acquire other companies or businesses.

We may obtain additional financing through commercial bank borrowings, equipment financing or the private or public sale of equity or debt securities. We may be unsuccessful in raising sufficient additional capital. In particular, we may be unable to raise additional capital on terms that we consider acceptable, that are within the limitations contained in our financing agreements and that will not impair our ability to develop its business. If we fail to raise sufficient funds, we may need to modify our plan, which could have a material adverse effect on the business, prospects, financial condition and results of operations.

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

CRITICAL ACCOUNTING POLICIES:

The Company's significant accounting policies are described in Note 2 to the Financial Statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, the realizability of outstanding accounts receivable, and impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions.

The Company has identified the following critical accounting policies, based on significant judgments and estimates used in determining the amounts reported in its consolidated financial statements.

REVENUE RECOGNITION:

Revenues are principally generated from dial-up Internet access, web site hosting, commercial leased lines, and other related voice and data services as well as installation services related to PBX customers. These revenues are recognized at the time services are provided. Service plans range from one month to one year. Advance collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned. Revenues related to non-recurring installation services are recorded when the services are provided and are not material. We expense the related direct costs of installation and activation as incurred.

ACCOUNTS RECEIVABLE RESERVE:

Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectable in the future. We continuously monitor collections and payments form our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we believe that we currently have an adequate reserve for uncollectable accounts, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are distributed over a large customer base management does not believe that a significant change in the liquidity or financial position of any one of our customers would have a material adverse impact on the collectability of our accounts receivables and our future operating results.

IMPAIRMENT OF FIXED ASSETS AND INTANGIBLES:

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

o     significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and other intangible assets amounted to approximately $5.9 million as of December 31, 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The following table sets forth the Company's approximate aggregate obligations at December 31, 2001, for future payments under contracts and other contingent commitments, for the years 2002 and beyond.

We lease our facilities and certain equipment under operating and capital leases. The leases expire at various dates through March 31, 2009 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs. Amortization of assets recorded under capital leases is included in depreciation expense.

The minimum aggregate future obligations under non-cancelable leases are as follows:

                                                   Operating          Capital
                                                     Leases           Leases

2002 .........................................      604,426           440,108
2003 .........................................      538,401           113,849
2004 .........................................      388,275            10,844
2005 .........................................      340,525                --
2006 .........................................      349,025                --
Thereafter ...................................    1,340,368                --
                                                 ----------        ----------
Total minimum lease payments .................   $3,561,020        $  564,801
                                                 ==========        ==========

In addition, as more fully described at Note 14, on February 2, 2002, we entered into a settlement agreement with our remaining Series A Preferred holders calling for payments of approximately $4.8 million (including approximately $1.7 million of common and preferred stock), $1.4 million, $1.4 million, $3.1 million, $1.2 million, and $0.5 million for the years ended December 31, 2002, 2003, 2004, 2005, 2006, and 2007 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 15 to the Financial Statements for discussion of new accounting pronouncements and the potential impact to the Company's results of operations and financial position.

Item 7. Financial Statements

The response to this item is incorporated by reference to pages F-1 through F-19 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all current directors of Log On and all persons who are directors along with their position and offices.

                                                                        Director
Name                          Age   Position with Log On America          Since
---------------               ---   ----------------------------        --------
David R. Paolo(3)...........  34    Chairman, President, Chief            1998
                                      Executive Officer and Director
Raymond E. Paolo............  56    Executive Vice President,             1998
                                      Secretary, Treasurer and Director
Charles F. Cleary...........  54    Director                              2000
David M. Robert(1)(2).......  40    Director                              1999
Joseph R. Paolino, Jr.(2)...  47    Director                              2001

(1) Member of the audit committee.
(2) Member of the compensation committee.
(3) Member of the mergers and acquisitions committee.

David R. Paolo.
---------------

      David R. Paolo has served as Chairman, President and Chief Executive Officer of Log On since October 1998. Mr. Paolo was the founder and President of Log On's predecessor company from 1992 until October 1998. In 1994, Mr. Paolo was appointed as Ambassador for the Greater Providence Chamber of Commerce. From 1996 to 1998, Mr. Paolo served as Chairman of the NYNEX Advisory Board. Mr. Paolo, is the son of Raymond E. Paolo, our Executive Vice President and Secretary.

Raymond E. Paolo.
-----------------

      Raymond E. Paolo has served as Executive Vice President and Secretary since January 1, 1999. Mr. R. Paolo also served as Treasurer from January 1, 1999 until May 23, 2000. He was Vice President of Administration from October 1998 to January 1, 1999. Prior to that, he was Chief Financial Officer of Log On America's predecessor company from 1992 until November 1998. Mr. Paolo is the father of David R. Paolo, our Chairman, President and Chief Executive Officer.

Charles F. Cleary.
------------------

      Charles F. Cleary served as Chief Operating Officer from January 2000 until December 31, 2001]. Mr. Cleary served as Area Vice President and General Manager of AT&T Growth Markets in the Greater Philadelphia Region from September 1998 to January 2000. He was Regional Vice President of the Teleport Communications Group, America's first competitive local exchange carrier, from November 1997 to September 1998. Mr. Cleary earlier held executive positions with other communications companies including Metromedia Communications Corporation and ITT Communications Services.

David M. Robert.
----------------

      David M. Robert has been a director of ours since February 1999 and currently serves as Senior Vice President of Sales and Marketing for Jasmine Networks, an optical network equipment provider. From 1985 until 2000, Mr. Robert worked for Nortel Networks Corporation in various management positions, including Northeast Regional Sales Vice President, Major Account Sales Vice President, Regional Sales Director and Software Systems Engineer.

Joseph R. Paolino, Jr.
----------------------

      On January 25, 2001, Joseph R. Paolino, Jr. was nominated to serve on our board. Mr. Paolino has been a director of ours since January 25, 2001 and has been owner and partner of Paolino Properties, a real estate development and property management firm, since 1996. From 1994 to 1996, Mr. Paolino served as United States Ambassador to Malta. From 1991 to 1994, he served as Director of the Rhode Island Department of Economic Development and Tourism. From 1984 to 1991, Mr. Paolino served as Mayor of the City of Providence, Rhode Island.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock. Those officers, directors and stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all reports that they file under Section 16(a). To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to those officers, directors and stockholders were complied with by such persons during fiscal year 2001.

Item 10. Executive Compensation

                             EXECUTIVE COMPENSATION

The compensation paid to our executive officers is administered by the compensation committee of the board of directors and consists of base salaries, annual bonuses, contributions to the Log On-sponsored 401(k) retirement plan and miscellaneous benefits. The following table summarizes the total compensation for each of the last three fiscal years awarded to, earned by or paid to Log On's named executive officers consisting of its Chief Executive Officer and the most highly compensated executive officers of Log On (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 2001. No other officer received compensation in excess of $100,000 for each of fiscal years ended 1997 and 1998.

For the years ended December 31, 1998, and 1999, Mr. D. Paolo was compensated or received advances in the amount of $117,927, and $302,900, respectively. On May 15, 1998, Mr. D. Paolo and Mr. R. Paolo executed promissory notes to us in the amount of $77,617 and $47,895, respectively. Pursuant to the terms of the notes, we agreed to forgive twenty five percent of the principal amount of each note per year. The amount forgiven for Mr. D. Paolo in 2001 was $19,404 and is included in the table below under "All Other Compensation". The amount forgiven for Mr. R. Paolo in 2001 was $11,974 and is included in the table below under "All Other Compensation".

                           Summary Compensation Table

                                                                                                  Long-Term
                                                                                                Compensation
                                                            Annual Compensation                    Awards
                                                    ------------------------------------    ---------------------
Name and Principal Position                          Annual                 Other Annual    Securities Underlying      All Other
---------------------------                 Year    Salary($)   Bonus($)    Compensation        Options(#)(1)       Compensation($)
                                            ----    ---------   --------    ------------    ---------------------   ---------------
David R. Paolo ..........................   2001     244,210     150,000         --                325,000               19,404
 Chairman, President and                    2000     274,039     178,750         --                     --               30,188
 Chief Executive Officer                    1999     161,731     121,765         --                     --               19,404

Raymond E. Paolo ........................   2001     168,258                     --                200,000               11,974
 Executive Vice President,Treasurer         2000     199,039     120,000         --                 65,000               20,374
 and Secretary                              1999     103,808      80,589         --                     --               11,974

Kenneth M. Cornell ......................   2001     179,327     116,836         --                300,000                   --
 Chief Financial Officer                    2000     199,039     120,000         --                 35,000              173,396
                                            1999      84,077      30,000         --                150,000                   --

Charles F. Cleary .......................   2001     208,449          --         --                100,000                   --
 Chief Operating Officer                    2000     188,462     169,982         --                 65,000                8,400
                                            1999          --          --         --                     --                   --

(1) Represents stock options under our 1999 stock option plan. A portion of Messrs. R. Paolo's, and Cleary's options are currently exercisable.

              Option Grants During the Year Ended December 31, 2001

The following table provides information with respect to individual stock options granted by us pursuant to our 1999 Stock Option Plan or otherwise to the named executive officers during the fiscal year ended December 31, 2001.

                                             Percent of
                                Number of       Total
                               Securities      Options
                               Underlying    Granted to
                                 Options      Employees    Exercise
Name                             Granted      In Fiscal     Price     Expiration
----                               (#)         Year(1)      ($/Sh)       Date
                               ----------    ----------    --------   ----------
David R. Paolo .............     125,000         9.24%        0.88      1/09/11
                                 200,000        14.79%        0.63      3/30/11
Raymond E. Paolo ...........     100,000         7.39%        0.88      1/09/11
                                 100,000         7.39%        0.63      3/30/11
Charles F. Cleary ..........     100,000         7.39%        0.88      1/09/11

(1) Based on 1,352,500 option shares granted to all employees during the fiscal year 2001.

      Aggregated Option Exercises in 2001 and Fiscal Year End Option Values

The following table provides information as of December 31, 2001 with respect to options held by each of the executive officers that are named in the summary compensation table and the value of their unexercised options at fiscal year end 2001.


                                                         Number of Securities           Value of Unexercised
                              Shares                    Underlying Unexercised          In-the-Money Options
                           Acquired on     Value      Options at Fiscal Year End      at Fiscal Year End($)(1)
                             Exercise     Realized    ---------------------------    ---------------------------
Name                           (#)          ($)      Exercisable    Unexercisable    Exercisable   Unexercisable
----                       -----------    --------   -----------    -------------    -----------   -------------
David R. Paolo ..........       0            0         141,250          183,750           0              0
Raymond E. Paolo ........       0            0         148,000          117,000           0              0
David Robert ............       0            0           5,000            5,000           0              0
David Robert ............       0            0               0           25,000           0              0
Charles F. Cleary .......       0            0         142,000          123,000           0              0

(1) Value is determined by subtracting the exercise price from the closing price of the common stock on the Nasdaq Stock Market on December 31, 2001 ($.13 per share), multiplied by the number of shares underlying the options.

                            COMPENSATION OF DIRECTORS

Independent Directors are compensated $1,2000 per board meeting attended via telephone conference and $2,500 for all board meetings attended in person. All applicable travel costs are reimbursed.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

We have entered into employment agreements with each of the named officers.

On January 12, 1998, we amended an employment agreement with Mr. D. Paolo, dated January 3, 1997, to serve as President and Chief Executive Officer. The term of the agreement is for six years commencing on January 12, 1998. Mr. D. Paolo's base compensation of $91,500 was increased to $124,500 per year upon the consummation of a previous private offering, dated August 28, 1998. Under the terms of the agreement, Mr. D. Paolo will receive an annual increase in base compensation of ten percent for the term of the agreement. He received a further increase in his base compensation to $136,950 per year, effective January 1, 1999. After further review of comparable companies, the compensation committee elected on October 1, 1999 to increase Mr. D. Paolo's base compensation to $250,000. The compensation committee further elected to increase Mr. D. Paolo's base compensation to $275,000 effective January 1, 2000. The agreement contains a provision for performance-based bonuses, including stock options, car allowance, and club membership. The employment agreement contains a non-compete clause for a period of two years following the termination of Mr. D. Paolo's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 90 days written notice by either party. In addition, if we terminate the agreement without cause, Mr. D. Paolo may be entitled to receive the balance of any unpaid salary which would otherwise be payable to him during the remainder of the term of the agreement. During 2001 Mr. D. Paolo's cash compensation was reduced to $175,000. with the balances owed deferred.

On January 12, 1998, we entered into an employment agreement with Mr. Raymond Paolo to serve as our Chief Financial Officer. On January 1, 1999, the agreement was amended to reflect his current position as Executive Vice President and Secretary, The term of the agreement is for six years. We increased Mr. R. Paolo's base compensation of $51,500 to $69,500 per year upon the consummation of a previous private offering, dated August 28, 1998. Under the terms and conditions of the agreement, Mr. R. Paolo will receive an annual increase in base compensation of ten percent for the term of the agreement. We further increased Mr. R. Paolo's base compensation to $76,450, effective January 1, 1999. After further review of comparable companies, the compensation committee elected on October 1, 1999 to increase Mr. R. Paolo's base compensation to $200,000. The agreement contains a provision for performance-based bonuses, including non-qualified stock options and car allowance. The agreement contains a non-compete clause for a period of two years following the termination of Mr.
R. Paolo's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement may be terminated upon 90 days written notice by either party. In addition, if we terminate the agreement without cause, Mr. R. Paolo may be entitled to receive the balance of any unpaid salary which would otherwise be payable to him during the remainder of the term of the agreement. Mr. R Paolo's cash compensation was reduced in 2001 to $125,000 with the balances owed deferred.

On May 1, 1999, we entered into an employment agreement with Mr. Kenneth Cornell to serve as Chief Financial Officer. The agreement is for six years. Under the terms and conditions of the agreement, Mr. Cornell will receive a base compensation of $90,000 and an increase annually of ten percent, plus such additional increases as may be approved from time to time by us. After further review of comparable companies, the compensation committee elected on October 1, 1999 to increase Mr. Cornell's base compensation to $200,000. The agreement contains a provision for performance-based bonuses, including non-qualified stock options and car allowance. The agreement contains a non-compete clause for a period of one year following the termination of Mr. Cornell's employment. A state court might not enforce or only partially enforce this non-compete provision. In August of 2001 the employment agreement with Mr. Cornell was terminated. Mr. Cornell continued to serve as the Chief Financial Officer of the Company through September 28, 2001 and received full compensation through December 31, 2001. The Company also agreed to pay all previously deferred or bonus monies due through August 31, 2001. The Company also agreed to register 133,333 shares previously issued to Mr. Cornell as part of his year 2000 bonus and to issue 300,000 fully vested warrants with an exercise price of $0.50 per share.

 On January 4, 2000, we entered into a two-year employment agreement with Mr. Charles Cleary for the position of Chief Operating Officer reporting directly to Mr. D. Paolo, our Chairman, President and Chief Executive Officer. The agreement provides for an annual base salary of $200,000, plus certain additional performance based compensation up to 60% of Mr. Cleary's base salary. In addition, Mr. Cleary was granted 125,000 stock options, of which 87,5000 are presently exercisable, with the remaining balance to vest on January 4, 2002. The agreement contains a non-compete clause for a period of one year following the termination of Mr. Cleary's employment. A state court might not enforce or only partially enforce this non-compete provision. The employment agreement with Mr. Cleary was not renewed.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2001, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns more than 5% of the outstanding shares of our common stock; each of our directors and the executive officers named in the summary compensation table below; and all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. Unless otherwise indicated, the address of each beneficial owner is c/o Log On America, Inc., One Cookson Place, 6th Floor, Providence, Rhode Island 02903.

                                                    Amount and      Percent of
                                                    Nature of        Share of
Beneficiary                                         Beneficial     Common Stock
-----------                                        Ownership(1)   Outstanding(1)
                                                   ------------   --------------
Charles F. Cleary (1) .........................       256,333           2.5
David R. Paolo (3) ............................     2,535,850          24.3
Raymond E. Paolo(2)............................       481,333           4.6
David M. Robert(4) ............................         5,000             *
Joseph R. Paolino, Jr. ........................             0             *
All executive officers and
Directors as a group(5 persons) ...............                        31.4

      Based upon 10,432,308 shares of common stock issued and outstanding as of June 6, 2002. The information contained in this table reflects beneficial ownership, which means generally any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including through the exercise of options, warrants or other rights, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

      (1) Includes the following securities: (i) 133,333 shares of our common stock; (ii) 25,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $7.59; 50,000 shares of our common issuable under our presently exercisable stock options at an exercise price of $13.50; (iii) 33,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $.875; and (iv) and 15,000 shares of our common stock issuable under our presently exercisable stock options at an exercise of $5.6875.

      (2) Includes the following securities: (i) 333,333 shares of our common stock; (ii) warrants to purchase 15,000 shares of our common stock at a presently exercisable price of $5.69 per share; (iii) 50,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $15.13; (iv) 50,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $.625; (iv) 33,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $.875;

      (3) Includes the following securities: (i) 2,394,600 shares of our common stock; (ii) 100,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $.625; and (iii) 41,250 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $.875.

      (4) Includes the following securities:(i) 5,000 shares of our common stock issuable under our presently exercisable stock options at an exercise price of $0.875.

Item 12. Certain Relationships and Related Transactions

Loans

In May 1998, Mr. D. Paolo and Mr. R. Paolo executed promissory notes to us in the amounts of $77,617 and $47,895, respectively. Under the terms of the notes, we agreed to forgive twenty five percent of the principal amount for each note per year. The notes will be completely forgiven in 2002. The notes do not bear any interest.

On August 16, 2000 Mr. D. Paolo executed a promissory note to us in the amount of $500,000. The promissory note is secured by a pledge from Mr. D. Paolo of 500,000 shares of our common stock and other personal assets. For the calendar year 2000, Mr. D. Paolo was awarded a bonus of $178,750. Mr. D. Paolo applied the bonus to his promissory note to reduce his balance on the note to $321,250 and reduce his pledge of shares to 321,250 shares and other personal assets. For the calendar year 2001, Mr. D. Paolo was awarded a bonus of $150,000. Mr. D. Paolo applied the bonus to his promissory note to reduce his balance on the note to $171,250.

Lease Agreement

On January 24, 2000, we entered into a ten-year lease for our corporate headquarters with Weybosset Hill Investments, LLC. Mr. Paolino, one of our directors, is the Managing Member of Weybosset Hill Investments, LLC.

Item 13. Exhibits and Reports on Form 8-K

a) Financial Statements:
      Independent Auditor's Reports                            F-1
      Balance Sheets                                           F-2
      Statements of Operations                                 F-3
      Statements of Stockholders' Equity (Deficit)             F-4
      Statements of Cash Flows                                 F-5
      Notes to Financial Statements                            F-6 - 21

b) Current Reports on Form 8-K

         None.

     As of the date of the filing of this annual report on form 10-KSB no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

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

3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed with the Delaware Secretary of State on February 23, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2000 (File No. 000-25761)).

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed with the Delaware Secretary of State on August 17, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB, dated August 20, 2001).

3.5 * Certificate of Correction of the Company, as filed with the Delaware Secretary of State on November 9, 2001.

4.1      Specimen   certificate    representing    Registrant's   Common   Stock
         (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

4.2 Registration Rights Agreement, dated as of February 23, 2000, by and among the Company and certain Buyers (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2000 (File No. 000-25761)).

4.3 Form of Warrant to purchase shares of Common Stock (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2000 (File No. 000-25761)).

10.1     David R. Paolo Employment  Agreement  (incorporated by reference to the
         Company's   Registration  Statement  on  Form  SB-2  (Registration  No.
         333-70307)).

10.2     Raymond E. Paolo Employment Agreement (incorporated by reference to the
         Company's   Registration  Statement  on  Form  SB-2  (Registration  No.
         333-70307)).

10.3 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.4 Kenneth M. Cornell Employment Agreement (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.5 Acquisition agreement between CyberTours, Inc., and Log On America, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, dated August 12, 1999 (File No. 000-25761)).

10.6 Equipment and Service Agreement with Nortel Networks, Inc. (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307)).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.7 Line of Credit Agreement between Log On America and Fleet National Bank (incorporated by reference to the Company's Post Effective Amendment No.1 to Registration Statement on Form SB-2 (Registration No. 333-70307)).

10.8 Securities Purchase Agreement, dated as of February 28, 2000, by and among the Company and certain Buyers. (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2000 (File No. 000-25761)).

10.9 Credit Agreement, dated as of January 31, 2000, by and between the Company and Nortel Networks Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 2000 (File No. 000-25761)).

10.10 Charles Cleary Employment Agreement. (incorporated by reference to the Company's Annual Report on Form 10-KSB, dated March 29, 2000 (File No. 000-25761)).

10.11 Investment agreement between Nortel Networks Inc. and Log On America (incorporated by reference to the Company's Current Report on Form 8-K, dated February 28, 2000 (File No. 000-25761)).

10.12 Amended agreement with Nortel. (incorporated by reference to the Company's Annual Report on Form 10-KSB, dated March 29, 2000 (File No. 000-25761)).

10.13 Subscription Acquisition Agreement, by and between Earthlink, Inc. and Log On America (incorporated by reference to the Company's Current Report on Form 8-K, dated March 1, 2002 (File No. 000-25761)).

10.14* Accounts Receivable Purchase Agreement, by and between Silicon Valley Bank and Log On America, Inc. dated May 6, 2002.

24.1*    Power of Attorney (set forth on signature page of this Form 10-KSB)

* Filed herewith with this Form 10-KSB

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 12, 2002

                                              LOG ON AMERICA, INC.


                                              BY: /s/ David R. Paolo
                                                  ----------------------
                                                  David R. Paolo,
                                                  President


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


SIGNATURES                     TITLES                                   DATE

/s/ David R. Paolo
---------------------------
David R. Paolo                 President, CEO, Chairman,
                                  and Director                     June 12, 2002

/s/ Raymond E. Paolo
---------------------------
Raymond E. Paolo               Secretary, Treasurer and
                                  Director                         June 12, 2002


/s/ Jonathan D. Whitesell
---------------------------
Jonathan D. Whitesell          Vice President of Finance           June 12, 2002
                               (Principal Financial Officer)

/s/ Joseph R. Paolino, Jr,
---------------------------
Joseph R. Paolino, Jr.         Director                            June 12, 2002


/s/ David M. Robert
---------------------------
David M. Robert                Director                            June 12, 2002


/s/ Charles F. Cleary
---------------------------
Charles F. Cleary              Director

Report of Independent Auditors

To the Stockholders and Directors
  of Log On America, Inc.

We have audited the accompanying balance sheets of Log On America, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Log On America, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Log On America, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred significant operating losses and has a working capital and stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As more fully described in Note 16, the Company restated its redeemable convertible preferred stock at December 31, 2000 and its preferred stock accretion for the year then ended, in order to reflect the accounting change required by EITF 00-27.



Providence, Rhode Island                          /S/ Ernst & Young  LLP
May 31, 2002

                              LOG ON AMERICA, INC.
                                  BALANCE SHEET

                                                   December 31,    December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                                    As restated
                                                                    see Note 16
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...................   $    637,926    $  7,858,973
   Available-for-sale securities ...............             --       1,749,335
   Accounts receivable, net of
     allowance of $1,196,998 and
     $750,000, respectively ....................        788,550       1,612,818
   Notes receivable from officers and
     related parties, net of valuation
     allowance of $1,440,000 and
     $1,370,000, respectively ..................        330,955         661,378
   Other current assets ........................        416,120       1,362,285
                                                   ------------    ------------
     TOTAL CURRENT ASSETS ......................      2,173,551      13,244,789
                                                   ------------    ------------
PROPERTY & EQUIPMENT, net ......................      2,934,586      19,097,171
OTHER ASSETS
   Goodwill and other intangible
     assets, net ...............................      2,951,485      10,836,502
   Other assets ................................         61,821          56,822
                                                   ------------    ------------
      TOTAL OTHER ASSETS .......................      3,013,306      10,893,324
                                                   ------------    ------------
TOTAL ASSETS ...................................   $  8,121,443    $ 43,235,284
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current portion of capital lease
    obligations ................................   $    393,235    $    757,512
  Accounts payable .............................      4,024,506       3,831,019
  Accrued expenses .............................      1,202,550       3,779,543
  Borrowings under line of credit ..............             --         875,000
  Advances under multiple term
    loan agreement .............................             --       4,868,247
  Deferred revenue .............................        437,966       1,133,298
                                                   ------------    ------------
   TOTAL CURRENT LIABILITIES ...................      6,058,257      15,244,619

  Capital lease obligations ....................        117,350         422,075

Redeemable convertible preferred stock,
  $.01 par value; authorized
  15,000,000 shares,
  Series A 7,500 and 15,000 shares issued
    and outstanding at December 31, 2001 and
    2000, respectively .........................     10,582,775      11,572,055

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized
    50,000,000 shares, 9,932,308 and
    8,795,704 issued and outstanding at
    December 31, 2001 and 2000, respectively ...         99,323          87,957
  Preferred stock, Series B, $.01 par value;
    7,500 shares issued and outstanding at
    December 31, 2001 ..........................             75              --
  Additional paid-in capital ...................     45,200,619      39,305,041
  Accumulated other comprehensive income .......             --          14,217
  Accumulated deficit ..........................    (53,936,956)    (23,410,680)
                                                   ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  .......     (8,636,939)     15,996,535
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) .............................   $  8,121,443    $ 43,235,284
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                             STATEMENT OF OPERATIONS

                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
                                                                    As restated
                                                                    see Note 16

REVENUES .......................................   $ 11,020,145    $ 12,695,058

OPERATING EXPENSES
  Costs of revenue .............................      7,655,220       9,025,281
  Selling, general and administrative ..........     13,763,352      21,767,269
  Depreciation and amortization ................      4,045,895       5,163,174
  Impairment of customer lists,
    equipment and related costs ................     18,172,471              --
                                                   ------------    ------------
   Total operating expenses ....................     43,636,938      35,955,724
                                                   ------------    ------------
LOSS FROM OPERATIONS ...........................    (32,616,793)    (23,260,666)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Interest expense .............................       (128,458)       (609,794)
  Interest income ..............................        205,706       1,127,043
  Other income (expense) .......................        103,286          46,572
                                                   ------------    ------------
  Other income, net ............................        180,534         563,821
                                                   ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM .................    (32,436,259)    (22,696,845)

EXTRAORDINARY ITEM:
  Gain on early extinguishment of debt .........      1,909,983       5,000,000
                                                   ------------    ------------
Net Loss before cumulative effect of
  change in accounting principle ...............    (30,526,276)    (17,696,845)

Cumulative effect of change in
  accounting principle-beneficial
  conversion feature accretion .................             --      (5,700,000)
Preferred stock dividends ......................       (600,000)     (1,029,042)
Preferred stock accretion ......................     (4,796,748)     (1,372,055)
                                                   ------------    ------------
Net loss applicable to common
  stockholders .................................   $(35,923,024)   $(25,797,942)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING BASIC AND
  DILUTED LOSS PER SHARE .......................      9,061,396       8,655,079
                                                   ============    ============
BASIC AND DILUTED INCOME (LOSS)
  ATTRIBUTABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE

    Loss before extraordinary item .............   $      (3.58)   $      (2.62)
    Extraordinary gain .........................           0.21            0.58
    Cumulative effect of change in
      accounting principle
      (see Note 16) ............................             --           (0.66)
    Preferred Stock dividends
      and accretions ...........................          (0.60)          (0.28)
                                                   ------------    ------------
BASIC AND DILUTED LOSS ATTRIBUTABLE
  TO COMMON STOCKHOLDERS .......................   $      (3.97)   $      (2.98)
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (as restated see Note 16)

                                                                                          Additional
                                      Common Stock Issued       Preferred Stock Issued     Paid-In
                                     Shares     Par Value       Shares     Par Value       Capital
                                   ----------   ---------       ------    ------------   -----------
BALANCE DECEMBER 31, 1999 ....      8,289,793    $82,898                      $ --       $36,095,697
Net loss .....................
Unrealized gain on
  available-for-sale
  securities .................

Comprehensive loss ...........


Issuance of common stock .....        507,007      5,070                                     850,430
Shares retired ...............         (1,096)       (11)                                         11
Value of beneficial conversion
  feature issued in
  connection with the
  redeemable convertible
  preferred stock ............                                                             5,700,000
Value of warrants issued in
  connection with
  the redeemable convertible
  preferred stock,
  net of issuing costs .......                                                             4,760,000
Preferred stock dividends ....                                                            (1,029,042)
Preferred stock beneficial
  conversion accretion .......                                                            (5,700,000)
Preferred stock accretion ....                                                            (1,372,055)
                                    ---------    -------        ------        ----       -----------
BALANCE DECEMBER 31, 2000 ....      8,795,704     87,957            --          --        39,305,041

Net loss .....................
Unrealized gain (loss) on
  available-for-sale
  securities .................

Comprehensive Loss ...........

Value of warrants issued in
  connection with services
  provided ...................                                                                93,000
Issuance of common stock .....      1,136,604     11,366                                     534,332
Preferred stock dividends ....                                                              (600,000)
Preferred stock settlement
  with certain Series A
  stockholders ...............                                   7,500          75        10,664,994
Preferred stock accretion ....                                                            (4,796,748)
                                    ---------    -------        ------        ----       -----------
BALANCE DECEMBER 31, 2001 ....      9,932,308    $99,323         7,500        $ 75       $45,200,619
                                    =========    =======        ======        ====       ===========
                                                     Accumulated
                                                        Other           Total
                                    Accumulated     Comprehensive    Stockholders'
                                      Deficit       Income (Loss)       Equity
                                   ------------     -------------    -------------
BALANCE DECEMBER 31, 1999 ....    $ (5,713,835)       $(38,676)      $ 30,426,084
Net loss .....................     (17,696,845)             --        (17,696,845)
Unrealized gain on
  available-for-sale
  securities .................                          52,893             52,893
                                                                     ------------
Comprehensive loss ...........                                        (17,643,952)
                                                                     ------------

Issuance of common stock .....                              --            855,500
Shares retired ...............                                                 --
Value of beneficial conversion
  feature issued in
  connection with the
  redeemable convertible
  preferred stock ............                                          5,700,000
Value of warrants issued in
  connection with
  the redeemable convertible
  preferred stock,
  net of issuing costs .......                                          4,760,000
Preferred stock dividends ....                                         (1,029,042)
Preferred stock beneficial
  conversion accretion .......                                         (5,700,000)
Preferred stock accretion ....                                         (1,372,055)
                                  ------------        --------       ------------
BALANCE DECEMBER 31, 2000 ....     (23,410,680)         14,217         15,996,535

Net loss .....................     (30,526,276)             --        (30,526,276)
Unrealized gain (loss) on
  available-for-sale
  securities .................                         (14,217)           (14,217)
                                                                     ------------
Comprehensive Loss ...........                                        (30,540,493)
                                                                     ------------
Value of warrants issued in
  connection with services
  provided ...................                                             93,000
Issuance of common stock .....                              --            545,698
Preferred stock dividends ....                                           (600,000)
Preferred stock settlement
  with certain Series A
  stockholders ...............                                         10,665,069
Preferred stock accretion ....                                         (4,796,748)
                                  ------------        --------       ------------
BALANCE DECEMBER 31, 2001 ....    $(53,936,956)       $     --       $ (8,636,939)
                                  ============        ========       ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                             STATEMENT OF CASH FLOW

                                                  Years Ended December 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .................................    (30,526,276)    (17,696,845)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
   Impairment of customer lists,
     equipment and related costs ...........     18,172,471              --
   Extraordinary gain on early
     extinguishment of debt ................     (1,909,983)     (5,000,000)
   Notes receivable officers forgiven ......        360,128          31,378
   Stock Compensation ......................        226,000
   Loss on equipment returned ..............         19,369
   Realized gain on available for
     sale securities .......................        (14,217)             --
   Realized gain on sale of TSR customers ..        (31,627)             --
   Depreciation and amortization ...........      4,045,895       5,163,174
   Accounts receivable direct write-offs ...         63,045              --
   Bad debt provision ......................      1,485,863         683,552
   Bad debt provision - notes receivable
     from related parties ..................         70,000       1,370,000
   Changes in operating assets and
      liabilities, net of effects
        of acquisitions:
      Accounts receivable ..................       (962,696)     (1,976,455)
      Other current assets .................        946,165        (758,666)
      Other assets .........................         (4,999)        (45,264)
      Accounts payable and accrued
        expenses ...........................     (1,021,630)      2,794,437
      Deferred revenue .....................       (695,332)         (2,353)
                                               ------------    ------------
        Total adjustments ..................     20,748,452       3,353,769
                                               ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ......     (9,777,824)    (15,437,042)
                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ....        (32,245)     (5,925,175)
  Issuance of notes receivable to Director .        (99,705)       (500,000)
  Purchases of available-for-sale securities             --     (59,871,110)
  Proceeds from sales of available-for-sale
    securities .............................      1,749,335      69,378,521
  Proceeds from sale of TSR Customers ......        348,000              --
  Acquisitions, less cash acquired .........             --      (1,636,501)
                                               ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..      1,965,385       1,445,735
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock settlement with certain
    Series A stockholders ..................      3,250,000              --
  Proceeds from issuance of redeemable
    convertible preferred stock and
    stock warrants .........................             --      15,000,000
  Issuance costs on preferred stock ........             --         (40,000)
  Issuance costs on long term debt .........             --        (580,025)
  Borrowings/(payments) under line
    of credit ..............................       (875,000)        150,000
  Payments under multiple term
    loan agreement .........................     (1,200,000)             --
  Principal payments on capital
    lease obligations ......................       (583,608)       (524,555)
                                               ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..        591,392      14,005,420
                                               ------------    ------------
NET INCREASE / (DECREASE) IN
  CASH AND CASH EQUIVALENTS ................     (7,221,047)         14,113
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR ........................      7,858,973       7,844,860
                                               ------------    ------------
CASH AND CASH EQUIVALENTS
  END OF YEAR ..............................   $    637,926    $  7,858,973
                                               ============    ============
SUPPLEMENTAL SCHEDULES OF
  CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .................................   $    132,782    $ 564,645782
                                               ============    ============
  Income taxes .............................   $         --    $         --
                                               ============    ============

SUPPLEMENTAL DISCLOSURES OF
  NONCASH ACTIVITIES
  Equipment Acquisitions ...................   $    268,484    $         --
  Issuance of Common Stock for
    services accrued .......................   $    412,698    $         --
                                               ============    ============
Details of acquisitions
  Fair value of assets acquired ............   $         --    $    208,415
                                               ============    ============
  Intangibles established ..................   $         --    $  2,283,586
                                               ============    ============
  Common stock issued ......................   $         --    $    855,500
                                               ============    ============
Details of  financing activities
  Equipment acquired (returned)
    under captial lease obligations ........   $   (120,375)   $    609,009
                                               ============    ============
  Capital Equipment accrued ................   $         --    $  1,280,120
                                               ============    ============
  Equipment acquired under Nortel
    financing agreement ....................   $         --    $  8,428,665
                                               ============    ============
  Extinguishment of multiple term
    loan agreement through return
    of equipment ...........................   $  3,668,247    $         --
                                               ============    ============
 Accretions and dividends on
   redeemable preferred stock ..............   $  5,396,748    $  8,101,097
                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

F-6
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1. NATURE OF BUSINESS AND OPERATING HISTORY

We are a Northeast regional Information/Internet service provider and competitive local exchange carrier. We have been providing Internet access services to our customers since our incorporation in 1992. We initially attracted and continue to attract many of our customers by providing them Internet access. Our services include high-speed data and Internet service and local exchange service.

Additionally, we operate for all periods presented, in one segment.

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

B. Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. All of our available funds at December 31, 2001 and 2000, were deposited in accounts with financial institutions which management believes are of high credit quality or in government securities and commercial paper. We believe that the concentration of credit risk with respect to accounts receivable is limited due to the use of pre-approved charges to customer credit cards, and the ability to terminate access on delinquent accounts.

C. Compensating Balances

At December 31, 2000, we were required to maintain compensating balances equal to 125% of the borrowings outstanding on the $4,000,000 line of credit. At December 31, 2000, we had $1,093,750 of available-for-sale securities restricted as compensating balances. As of December 31, 2001 the Line of Credit was paid in full (see Note 10).

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

F-7
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

F. Long-lived assets

Long-lived assets consist of the cost of the acquired property and equipment, customer bases, non-compete agreements, and goodwill resulting from business combinations. Intangible assets are amortized using the straight-line method over two to five years. The carrying value of the intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment.

We assess the impairment of long-lived assets, identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

o     significant negative industry or economic trends.

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

H. Advertising

Advertising  costs are charged to expense as incurred and totaled  approximately
$340,000  and   $1,326,000   the  years  ended   December  31,  2001  and  2000,
respectively.

I.  Costs of Revenue

Costs of services principally include costs of data transmission, Internet access, and transport costs associated with resold lines and voice related services, and installation expenses, exclusive of depreciation and amortization.

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

L. Use of Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include valuation of acquired assets and liabilities, deferred tax assets, valuation allowances on receivables, net realizable values, and useful lives of intangible assets.

M. Net Loss per Common Share

We calculate net loss per share under the provisions of SFAS 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be antidilutive. We had approximately 1,887,000 and 1,477,000 options outstanding at December 31, 2001 and 2000, respectively. We had approximately 1,293,000 and 1,090,000 warrants to purchase common stock outstanding at December 31, 2001 and 2000, respectively. These options and warrants were not included in the calculation of diluted loss per share because the effect would be antidilutive.

N.  Accounts Receivable Reserve

Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectable in the future. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we believe that we currently have an adequate reserve for uncollectable accounts, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are distributed over a large customer base management does not believe that a significant change in the

F-9
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


liquidity or financial position of any one of our customers would have a material adverse impact on the collectability of our accounts receivables and our future operating results.

O. Reclassifications and Restatement

Certain reclassifications and restatements as further described in Note 16, have been made to the prior years financial statements to conform to the current year presentation.

3. GOING CONCERN

We have realigned our business plan to effectively meet the increasingly challenging competitive local exchange carrier environment. We plan to optimize the assets that we have deployed and limit future capital expenditures to a success based smart build strategy. This will lower our overall capital expenditure requirements and allow us to direct resources to more profitable opportunities. In addition, to reduce our overall EBITDA loss, during the end of 2000 we began implementing various cost reduction programs that include a reduction of staff headcount, a consolidation of certain redundant offices, and a consolidation of certain network infrastructure. These were completed during 2001.

While the implementation and completion of our various cost reduction programs were effective at reducing our operating losses and related cash requirements, we believe that the existing capital resources will not be sufficient to fund our operating deficits through 2002. In addition, if we miss any of our scheduled payments to our Preferred Shareholders (see Note 14) we would be in default, accelerating all monies owed. If this occurred we do not have the resources or ability to make those payments. If we are unsuccessful in managing our accounts payables with our major vendors, we face potential network shutdowns and service interruptions that could cause material customer churn and loss of business. Based on all these factors, we may not have sufficient funds to continue as a going concern through December 31, 2002, unless we raise additional capital through an equity or debt financing, which may or not be available to us or may not be available to us at acceptable terms.

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

F-10
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


The following is a summary of available-for-sale securities:

                                   December 31, 2000

                                               Gross        Gross
                                             Unrealized  Unrealized    Estimated
                                   Cost        Gains       Losses     Fair Value
                                ----------     -------   ----------   ----------
Corporate debt securities       $  734,903     $10,097   $       --   $  745,000
Governmental debt securities     1,000,215       4,120           --    1,004,335
                                ----------     -------   ----------   ----------
                                $1,735,118     $14,217   $       --   $1,749,335
                                ==========     =======   ==========   ==========

5. NOTES RECEIVABLE FROM OFFICERS AND RELATED PARTIES

Notes receivable consist of secured amounts loaned to our President and CEO and former stockholders of cyberTours, Inc. (purchased by the Company in 1999) and unsecured amounts loaned to two of our officers.

The secured notes amount to $231,250 and $630,000 at December 31, 2001 and 2000, respectively. On November 29, 1999, two employees and the former principal of cyberTours, Inc., executed promissory notes to us in the amount of $500,000 each. These notes matured on September 14, 2000. The three notes were extended for a period of one year maturing on September 14, 2001. These notes remain outstanding at December 31, 2001. The notes are secured by 421,333 shares of our common stock, which is held by us as of June 1, 2000, and are interest free. The note agreements state that the collateralized shares held by us are to be considered payment in full. On December 31, 2001 and 2000 , the stock securing the notes was valued at $60,000 and $130,000 respectively. As a result, we have established a valuation allowance in the amount of $1,440,000 and $1,370,000 at December 31, 2001 and 2000, respectively, which represents the difference between the value of the notes and the value of the collateralized stock. Also, in September 2000, our President and CEO executed a promissory note to us in the amount of $500,000. During 2001, this note was reduced by our President's annual performance bonus for 2001 and 2000, totaling $328,750. The note is secured with 321,250 shares of common stock and other personal assets of our President and CEO. The note is payable upon demand and bears an annual interest rate of 9.5%. The outstanding balance of this note was $171,250 and $500,000 at December 31, 2001 and 2000, respectively.

The unsecured loans amount to $99,705 and $31,378 at December 31, 2001 and 2000, respectively. In May 1998, our President and CEO, and an officer and director, executed promissory notes to the Company in the amounts of $77,618 and $47,895, respectively (the "Notes"). Pursuant to the terms of the Notes, the Company agrees to forgive 25% of the principal amount for each note per year if the officers remain employed by the Company. If employment is terminated, the Notes become immediately due and payable. During 2001 and 2000, $31,378 was released and reported as salaries to these officers.

6. IMPAIRMENT OF FIXED ASSETS AND INTANGIBLES

During the second quarter of 2001, we determined that an indicator of impairment had occurred with respect to our fixed assets and intangibles as defined in SFAS No. 121. This was due to the underperformance of our telecommunications network and change in strategy to provide traditional competitive local exchange carrier services on a resale basis instead of as a facilities based carrier. As a result we performed an undiscounted cash flow analysis, which indicated that an impairment in our long-lived assets had occurred. Prior to performing our analysis, we had approximately $14 million in long-lived assets allocated as follows:

F-11
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         $4.6 million in property and  equipment
         $4.2 million in customer  list
         $1.6 million in leasehold  improvements
         $3.4 million in goodwill
         $0.2 million of covenants not to compete

Upon determining that an impairment was present, we performed a discounted cash flow analysis, using a discount rate of 10%, which yielded a net carrying value of approximately $6.9 million, resulting in a one-time impairment charge of $7.1 million. Upon our review of the $1.6 million in leasehold improvements and the $0.2 million of covenants not to compete we determined that these assets had no value and, accordingly, wrote these assets off. In determining how to allocate the remainder of this impairment, we first eliminated the intangible assets that had no identifiable value, these included the $3.4 million in goodwill. The remainder of the impairment charge was then allocated pro-rata over the remaining long-lived assets. We believe this allocation method appropriately valued our long-lived assets. The remaining long lived assets, are not impaired based on our analysis of future cash flows. Specifically, we believe our valuation of intangibles was appropriate as further evidenced by our subsequent sale of our Residential customer base to Earthlink in 2002 for between $2.5 million and $3.6 million.

As of December 31, 2001 we had approximately $5.9 million in long-lived assets allocated as follows:

         $2.9  million in property and  equipment
         $3.0 million in customer list

7.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           December 31,
                                                       2001            2000
                                                  ------------------------------
Computer, telecommunications, networking
   and office equipment                           $  5,476,685     $ 15,918,182

Leasehold improvements
                                                            --        1,260,365
Construction in progress                                52,109        4,661,545
                                                  ------------     ------------
                                                  $  5,528,794       21,840,092
Accumulated depreciation                            (2,594,208)      (2,742,921)
                                                  ------------     ------------
                                                  $  2,934,586     $ 19,097,171
                                                  ============     ============

Depreciation expense for the years ended December 31, 2001 and 2000 was approximately $2,159,000 and $2,277,000 respectively.

8. INTANGIBLE ASSETS

All of our Intangible assets resulted from acquisitions of various internet service providers during 1999 and 2000. During 2000, we acquired certain assets of three Internet service provider businesses and one telephone field service provider for approximately $2,492,000, including related acquisition costs. These transactions were accounted for using the purchase method. The total purchase price included cash of $1,636,501 and 64,811 shares of our common stock valued at $855,500.

F-12
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Intangible assets consist of the following:

                                                          December 31,
                                                   2001                 2000
                                              ---------------------------------
Acquired customer base                        $  5,506,341         $  8,156,500
Covenants not to compete                                --              697,005
Goodwill                                                --            5,166,708
Finance costs                                           --              730,025
                                              ------------         ------------
                                                 5,506,341           14,750,238
Accumulated amortization                        (2,554,856)          (3,913,736)
                                              ------------         ------------
                                              $  2,951,485         $ 10,836,502
                                              ============         ============

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

The following reconciles the federal statutory income tax rate to the effective income tax rate reflected in the statements of operations:

                                                          2001           2000
                                                          ----           ----
        Federal statutory income tax rate                 34.0%          34.0%
        (Increase) decrease in taxes resulting from:
          State income taxes, net                          5.0            5.3
          Goodwill                                        (2.4)          (1.2)
          Other intangibles                               (3.2)          (2.6)
          Other-net                                       (0.1)          (0.2)
          Valuation allowance                            (33.3)         (35.3)
                                                         -----          -----
        Effective income tax rate                          0.0%           0.0%
                                                         =====          =====

F-13
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The components of net deferred taxes were as follows:

                                                    2001                2000
                                                ------------       -------------
Deferred Tax Assets:
  Accounts and notes receivable                 $  1,054,799       $    842,927
  Amortization                                     1,282,232            296,049
  Fixed assets                                     1,622,058                  0
  Net operating loss                              14,873,458          7,549,626
  Other                                               32,780            226,487
                                                ------------       ------------
Total deferred tax assets                         18,865,327          8,915,089

Deferred Tax Liabilities:
  Fixed assets                                             0           (260,018)

Less: Valuation allowance                        (18,865,327)        (8,655,071)
                                                ------------       ------------
Net                                             $         --       $         --
                                                ============       ============

Net operating loss carryforwards of approximately $37,200,000 will begin to expire in 2018.

10. LINE OF CREDIT

On August 4, 1999 we entered into an agreement with a bank for a $4,000,000 line of credit. The terms of the line of credit required that advances be used for working capital purposes. Borrowings under the line of credit bore interest at a rate equal to the three month LIBOR rate or one year LIBOR rate plus one hundred fifty basis points or, the bank's floating prime rate of interest. The principal balance plus any accrued interest were due and payable on the maturity date. The balance on the line of credit at December 31, 2000 was $875,000. The line of credit was paid off in full and closed during 2001.

11. MULTIPLE TERM LOAN AGREEMENT

Simultaneously with the sale of Preferred Shares, on February 23, 2000 (see Note
12), we entered into a Senior Secured Credit Agreement (the "Credit Agreement") with Nortel Network Inc. ("Nortel"). Under the Credit Agreement, Nortel committed to an initial advance to the Company of up to $30,000,000 and subject to certain conditions, a second advance of up to an additional $15,000,000 to finance the Company's commitment to purchase up to $47,000,000 of equipment and services from Nortel. Under the Credit Agreement, we were to begin repayment of the facility over a five-year period at an annual interest rate of 11% upon completion of the purchases from Nortel. During the term of this Credit Agreement, we agreed to grant a security interest in substantially all of our assets. The Credit Agreement had certain restrictive financial covenants. Such covenants included minimum EBITDA and annualized EBITDA with respect to financial ratios. At December 31, 2000, we were substantially not in compliance with such financial covenants but obtained the necessary waivers from Nortel until May 2001.

In November 2000, we entered into an additional agreement with Nortel to settle various claims arising out of certain professional services rendered by Nortel. This agreement provided for a one-time cash payment of $3,500,000 by Nortel to us, which was made in 2000. The agreement also provides for certain product and service credits, which is needed to get our existing network fully operational. In addition, Nortel provided a one-time reduction of $5,000,000 on the outstanding balance of the Credit Agreement. This early extinguishment of debt was reflected in the statement of operations as an extraordinary gain during 2000.

F-14
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


As of December 31, 2000, Nortel had advanced us $4,868,247 (net of the $5,000,000 credit).

In May 2001, we reached a final settlement with Nortel in complete satisfaction of all obligations owed to Nortel by us. The settlement provided for payment by us of $1.2 million in cash and the return of all Nortel equipment to Nortel. This generated a one-time loss of approximately $9.6 million related to the write-off of certain equipment and a one-time extraordinary gain of approximately $1.9 million related to the early extinguishment of $4.8 million in debt outstanding under our Credit Agreement with Nortel.

12. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

Series A Redeemable Convertible Preferred Stock

On February 23, 2000 we sold 15,000 shares of Series A Redeemable Convertible Preferred Stock (The "Preferred Shares") and issued 594,204 common stock purchase warrants (the "Warrants") for an aggregate consideration of $15,000,000. At the time of the sale of the Preferred Shares, the proceeds were allocated between the Warrants ($7,500,000 in Additional Paid-in Capital) and the Preferred Shares based on the estimate of the fair value of these instruments at the time of the transaction. The Preferred Shares were redeemable no earlier than February 23, 2003 (unless certain Triggering Events occurred), at a minimum redemption price of $1,000 per share plus accumulated and unpaid additional amounts, which accrue at a rate of 8% per annum and are treated as dividends.

It was subsequently discovered that the Preferred Shares contained a beneficial conversion feature ("BCF") of approximately $5.7 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27. As a result, the Company was required to restate the value of its Preferred Shares at December 31, 2000 and its accretion for the year then ended. See Note 16 for further details.

Accrued dividends for our Series A Redeemable Convertible Preferred Stock at December 31, 2001 and 2000 were approximately $0 and $1,029,000 , respectively.

Series B Convertible Preferred Stock

In August 2001 the Company settled its lawsuit against Credit Suisse First Boston Corporation ("Credit Suisse") which alleged negligence and material conflicts of interests in connection with the structuring and negotiation of our sale of the Series A Preferred Stock. As a result of this settlement, Credit Suisse paid $3,250,000 to the Company and we agreed to exchange their respective Series A Preferred Shares and common stock purchase warrants for new Series B Convertible Preferred Stock in the face value of $7,500,000 and a fixed conversion price of $4.50 per share (convertible into a total of 1,667,667 common shares). The Series B Convertible Preferred Stock carries no voting or liquidation rights.

F-15
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


COMMON STOCK

Common Stock options

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

The following is a summary of activity under the Plan as of December 31, 2001 and 2000:

                                                2001                             2000
                                    ---------------------------      ----------------------------
                                    Options    Weighted-Average      Options     Weighted-Average
                                     (000)      Exercise Price        (000)       Exercise Price
                                    -------    ----------------      -------     ----------------
Outstanding - beginning of year      1,477          $ 9.36            1,355          $ 13.48
Granted at market price              1,353             .76            1,074             7.95
Forfeited or cancelled                (943)           6.34             (952)           13.64
                                     -----          ------            -----           ------
Outstanding - end of year            1,887          $ 4.70            1,477           $ 9.36
                                     -----          ------            -----           ------
Weighted-average fair value of
Options granted during the year                     $ .55                             $ 5.86

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The following summarizes the outstanding and exercisable options under the Plan as of December 31, 2001 and 2000:

                                                   2001
------------------------------------------------------------------------------------------------------------
                                                         Options Outstanding        Options Exercisable
                                                      -------------------------- ---------------------------
                                                       Weighted-     Weighted-                    Weighted
                                         Number        Avg. Life      Average       Number        Average
                                      Outstanding      Remaining      Exercise    Exercisable     Exercise
       Exercise Price Range              (000)         (in years)      Price         (000)         Price
-----------------------------------   -----------     -----------    ---------    -----------     --------
          $ 0.25 - 10.00                 1,541            9.2          $ 2.61         943          $ 3.71
          $11.00 - 14.00                   241            8.9          $13.38         159          $13.32
          $15.00 - 21.25                   105            9.1          $15.47          85          $15.45


                                                   2000
------------------------------------------------------------------------------------------------------------
                                                         Options Outstanding        Options Exercisable
                                                      -------------------------- ---------------------------
                                                        Weighted      Weighted                    Weighted
                                         Number        Avg. Life      Average       Number        Average
                                      Outstanding      Remaining      Exercise    Outstanding     Exercise
       Exercise Price Range              (000)         (in years)      Price         (000)         Price
-----------------------------------   -----------     -----------    ---------    -----------     --------
          $ 2.00 - 10.00                  839             9.4          $ 5.93         595          $ 5.97
          $11.00 - 14.00                  463             8.8         $ 13.13         223          $13.30
          $15.00 - 21.25                  175             9.0         $ 15.79          29          $16.25


Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used: risk-free interest rate of 4.68% and 4.86% for 2001 and 2000, respectively, volatility factors of the expected market price of the Company's common stock of 127.0% and 119.8% for 2001 and 2000, respectively, and a weighted-average expected life of the option of 2 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    2001                2000
                                                 -----------        -----------
Pro forma loss applicable to common
  shareholders                                  ($38,218,135)      ($31,533,575)
Pro forma loss per common share,
  basic and diluted                               ($4.19)             ($3.64)

Warrants

During 2000, 594,204 warrants were issued related to the sale of the Series A Redeemable Convertible Preferred Stock. The fair value of the warrants issued is included in Additional Paid-in Capital. As described in Note 16, the amount initially allocated to the warrants was not correct. Accordingly, the correct amount has been recorded by restating 2000 amounts.

F-17
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


During 2001, 300,000 warrants were issued to an employee as part of a severance arrangement. In addition, 200,000 warrants were issued to certain consultants for services rendered. The fair value of these warrants using the Black Scholes method resulted in a charge of approximately $93,000.

The following is a summary of our warrant activity for the years ended December 31, 2001 and 2000:

                                                 2001                             2000
                                     ------------------------------ ----------------------------------
                                     Warrants    Weighted-Average    Warrants      Weighted-Average
                                      (000)       Exercise Price      (000)         Exercise Price
                                     ---------  ------------------- -----------  ---------------------
Outstanding - beginning of year       1,090          $ 13.28            996             $ 5.26
Granted                                 500              .46            594              17.23
Exercised                                --               --           (442)              1.00
Forfeited or cancelled                 (297)          $17.23            (58)              1.00
                                      -----           ------          -----             ------
Outstanding - end of year             1,293           $ 7.77          1,090             $13.28
                                      -----           ------          -----             ------
Exercisable at end of year            1,293           $ 7.77          1,090             $13.28

13. COMMITMENTS

A. Leases

We lease our facilities and certain equipment under operating and capital leases. The leases expire at various dates through March 31, 2009 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs. Amortization of assets recorded under capital leases is included in depreciation expense.

The minimum aggregate future obligations under non-cancelable leases are as follows:

                                                         Operating       Capital
                                                           Leases         Leases
                                                           ------         ------
2002 ...............................................       604,426       440,108
2003 ...............................................       538,401       113,849
2004 ...............................................       388,275        10,844
2005 ...............................................       340,525            --
2006 ...............................................       349,025            --
Thereafter .........................................     1,340,368            --
                                                        ----------      --------
Total minimum lease payments .......................    $3,561,020       564,801
                                                        ==========
Less amounts representing interest .................                      54,216
                                                                        --------
Present value of future minimum lease payments .....                     510,585
Less current portion ...............................                     393,235
                                                                        --------
Present value of future minimum lease payments
  less current portion .............................                    $117,350
                                                                        ========

F-18
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

In addition, as more fully described at Note 14, on February 2, 2002, we entered into a settlement agreement with our remaining Series A Preferred holders calling for payments of approximately $4.8 million (including approximately $1.7 million of common and preferred stock), $1.4 million, $1.4 million, $3.1 million, $1.2 million, and $0.5 million for the years ended December 31, 2002, 2003, 2004, 2005, 2006, and 2007 respectively.

The total net book value of assets on hand subject to capital lease obligations at December 31, 2001 and 2000 amounted to approximately $985,000 and $1,573,000, respectively.

Total rent expense under these operating leases for the years ended December 31, 2001 and 2000 amounted to approximately $1,176,000 and $1,423,000 respectively.

Payments of approximately $361,000 and $804,000 for the years ended December 31, 2001 and 2000, respectively, related to rents and leasehold improvements were made to our landlord, Paolino Properties, which is owned by a Director of the Company.

14.  LITIGATION

On February 5, 2002, we settled with all the remaining parties in the lawsuit we commenced in August 2000 against Promethean Asset Management LLC ("Promethean"), HFTP Investment LLC ("HFTP"), Fisher Capital LTD ("Fisher Capital"), Wingate Capital, LTD ("Wingate"), Citadel Limited Partnership ("Citadel") and Marshall Capital Management, Inc. ("Marshall") (collectively, the "Defendants"), in the United States District Court for the Southern District of New York (CA No. 00CIV6218) (RMB) (MHD) and with HFTP in its action against us filed in June 2001 in the Chancery Court of the State of Delaware (CA No. 18960-NC). Both suits involved issues arising from the company's issuance of its Series A Preferred Shares and the Defendants' purchase of these securities.

Prior to the recent resolution of these matters with Promethean, HFTP, Fisher Capital, Wingate and Citadel, the company settled with Marshall in August 2001 whereby Marshall exchanged its Series A Preferred Shares and common stock purchase warrants for new Series B Convertible Preferred Stock in the face value of $7,500,000 and a fixed conversion price of $4.50 per share for a total of 1,667,667 shares. The settlement with Promethean and HFTP (the "Promethean Defendants") requires surrender of the Promethean Defendants' Series A Preferred Shares and common stock purchase warrants and payment by the Company of the sum of $5,852,775 with interest of 9% per annum upon terms requiring payment of $500,000 on February 28, 2002, $500,000 on May 1, 2002, and $100,000 per month commencing on June 1, 2002 until all principal and interest is paid in full. The settlement with Fisher Capital, Wingate and Citadel (the "Citadel Defendants") requires the surrender of the Citadel Defendants' Series A Preferred Shares and common stock purchase warrants for a new Series C Convertible Stock in the face amount of $1,725,000 with a fixed conversion price of $1.25 per share for a total of 1,380,000 shares, 500,000 common shares and payment by the Company of the sum of $3,000,000 at variable rates of interest upon terms requiring payment of $500,000 on or about February 28, 2002, $250,000 on May 1, 2002, and $500,000
on August 1, 2002, together with interest at 8%, with the balance paid at the end of three years at 9% interest. Therefore, the litigation between the Company and its Series A Preferred shareholders has been settled. The balance of the Company's Redeemable Convertible Preferred Stock at December 31, 2001 reflects the redemption values derived from this settlement.

In August 2001 the Company settled its lawsuit against Credit Suisse First Boston Corporation ("Credit Suisse") as filed in the Southern District of New York (CA No. 0272) (RBM) (MHD) which alleged negligence and material conflicts of interests in connection with the structuring and negotiation of our sale of the Series A Preferred Stock. Credit Suisse paid $3,250,000 to the Company as a result of this settlement. The balance of the Company's Redeemable Convertible Preferred Stock at December 31, 2001 reflects the redemption values derived from this settlement.

F-19
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


On May 11, 2001 we settled the lawsuit commenced by Belenos, Inc., against the Company for monies alleged to be due for services and equipment in the Superior Court of Suffolk County, Commonwealth of Massachusetts by paying approximately $1,000,000 after an audit of the work performed on behalf of the Company and equipment provided to it.

On November 20, 2001 a putative class action lawsuit was filed against the Company in the United States District Court in Providence, Rhode Island, (Scritchfield, CA 01-550ML; Madison Trading, CA 01-56OML; Atlas, 01-584ML; Kaiser, 02-005ML; Masiello, 02-006ML; Balser, 02-009ML). The complaints are substantially similar in alleging, intra alia, that the Company, together with certain officers, conveyed in its public filing, press releases and other publication false, misleading and incomplete information pertaining to the Company's operations and finances. A motion is pending for the consolidation of these matters with a selection of "lead counsel" by the various plaintiffs. Upon entry by the court of an appropriate order, an amended complaint is anticipated to be filed on behalf of the putative class, presently identified as the purchasers of the Company's common stock between April 22, 1999 and November 20, 2000, inclusive. Thereafter, the Company will file a responsive answer which will vigorously defend against the allegations anticipated to be made in the amended complaint. The Company believes that it has at all times acted appropriately in connection with the matters at issue. However, we can make no assurances that we will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately the Company may be unsuccessful in its defense against the asserted claims. In either event, the Company may suffer loss of capital and/or dilution to its capital structure and/or suffer impairment to its ability to raise capital through the future sale of equity securities and, thereby, experience adverse financial conditions as a result thereof. Additionally, the company is a defendant in a variety of legal claims that arise in the normal course of business. Based upon the information presently available, management believes that liability for these claims, if any, would not have a material effect on the company's financial statements.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the Company does not believe adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

In June 2001,  the FASB  issued  SFAS No. 142,  "Goodwill  and Other  Intangible
Assets" that requires that goodwill and certain intangibles will not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This Statement applies to goodwill and certain intangible assets acquired prior to June 30, 2001 and will be adopted by the Company on January 1, 2002. We expect that the adoption of this accounting standard will not have a material impact on the Company as a result of the impairment charge previously recognized by the Company during the second quarter of 2001. In addition, the remaining other intangible assets that exist as of December 31, 2001 are primarily comprised of customer lists associated with our dial-up base that we sold to Earthlink in February 2002. As a result, we do not expect to have a material amount of non-cash amortization expense for other intangible assets during 2002, therefore we expect the adoption of this standard will not have a material impact on the Company's financial statements.

F-20
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that the adoption of SFAS No. 144 will have on the Company's financial position or results of operations.

16. RESTATEMENT OF CERTAIN PRIOR YEAR AMOUNTS

The Company has determined that a beneficial conversion feature within its Series A Convertible Preferred Stock was not properly accounted for at the time of the transaction. The Series A Convertible Preferred Stock is convertible at the lower of a Fixed rate, as defined, or a Floating rate, as defined, and the Company believes it is necessary to record a beneficial conversion feature based on the Preferred Stockholders having the ability to convert to common stock 182 days after the Closing Date at the Floating rate of 90% of the fair market value of common stock.


We initially allocated $7.5 million to the warrants that were also issued in connection with the Series A Convertible Preferred Stock and did not consider this beneficial conversion feature. We believe we should have considered this beneficial conversion feature and, in particular, the consensus reached in Issue 1 of EITF 00-27. We have calculated the beneficial conversion feature to be approximately $5.7 million. As a result, we have restated the value of the redeemable convertible preferred shares at December 31, 2000 to recognize this beneficial conversion feature and the resulting accretion.


The modification made to the financial statements principally results from the requirement to adopt Issue No. 1 of EITF 00-27 which was required to be adopted in the fourth quarter of calendar 2000. Accordingly, we have reflected the impact of this adoption as a cumulative effect of a change in accounting principle, as required by EITF 00-27.

The comparison of the Company's financial position and net loss applicable to common stockholders prior to and following the restatement follows:

Balance Sheets ($ in thousands):
                                                  As of December 31, 2000
                                               As Restated      As Reported
                                               -----------      -----------
Redeemable Convertible Preferred Stock           $11,572          $ 9,644
Additional paid-in capital                        39,305           41,233
Total Stockholders' Equity                        15,997           17,925

F-21
                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


Statement of Operations ($ in thousands except per share data):

                                                        For the year ended
                                                         December 31, 2000
                                                  As Restated       As Reported
                                                  -----------       -----------
Net loss applicable to common stockholders          $(25,798)        $(20,870)
Basic and Diluted loss applicable to common
  stockholders                                         (2.98)           (2.41)

The required restatement has no impact on the Company's credit agreements.

17.  SUBSEQUENT EVENTS

In February, 2002, as more fully described in Note 14, we settled our lawsuits with our remaining Series A holders, Promethean, HFTP, Fisher Capital, Wingate, and Citadel.

In February 2002, we entered into an agreement with EarthLink to sell our existing residential dial-up customer base for approximately $165 per customer transferred over to their network. We expect this sale to generate proceeds of approximately $2.5 - $3.6 million in 2002. In addition, we contracted with EarthLink to provide ongoing wholesale communications services to support most of these subscribers.

In May 2002, we entered into a $1.0 million accounts receivable purchase agreement with Silicon Valley Bank. This agreement was acquired to provide funds to pay the settlement that was reached with the remaining Series A Holders, reduce outstanding debt and fund operations. Borrowings under the agreement can not exceed 80% of Borrowers qualified and eligible gross domestic accounts receivables. The term of the agreement is 12 months and bears finance charges at a rate of Prime plus 2.5%. The agreement has no financial covenants. As collateral, the Company has granted Silicon Valley Bank a security interest in essentially all of the assets of the Company.