Form 10KSB/A
period 2001-12-31
LOG ON AMERICA INC
filed 2002-07-08
CIK 1074927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

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

                                   FORM 10-KSB

                              LOG ON AMERICA, INC.

                                Table of Contents

PART III

Item 13. Exhibits and Reports on Form 8-K                                3

This Form 10-KSB/A is filed with respect to Log On America's fiscal year ended December 30, 2001. No attempt has been made in this Form 10-KSB/A to update our disclosures for events subsequent to the initial filing date of June 12, 2002.

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

Dated: July 3, 2002
                                                         LOG ON AMERICA, INC.

                                                         BY: /s/ David R. Paolo
                                                             -------------------
                                                                 David R. Paolo,
                                                                 President

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLES                             DATE
----------                       ------                             ----

/s/ David R. Paolo
--------------------------
David R. Paolo                   President, CEO, Chairman,          July 3, 2002
                                 and Director

/s/ Raymond E. Paolo
--------------------------
Raymond E. Paolo*                Secretary, Treasurer               July 3, 2002
                                 and Director

/s/ Jonathan D. Whitesell
--------------------------
Jonathan D. Whitesell*           Vice President of Finance          July 3, 2002
                                 (Principal Financial Officer)

/s/ Joseph R. Paolino, Jr,
--------------------------
Joseph R. Paolino, Jr.*          Director                           July 3, 2002

/s/ David M. Robert
--------------------------
David M. Robert*                 Director                           July 3, 2002

/s/ Charles F. Cleary
--------------------------
Charles F. Cleary*               Director                           July 3, 2002

* By: ________________
      David R. Paolo
      Attorney-in-Fact, pursuant to the Power
      of Attorney previously filed as Part of
      Form 10-KSB

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

Providence, Rhode Island                                   /s/ Ernst & Young LLP
May 31, 2002

                              LOG ON AMERICA, INC.
                                  BALANCE SHEET

                                                   December 31,    December 31,
                                                      2001            2000
                                                   ------------    ------------
                                                                   As restated
                                                                   see Note 16
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................   $    637,926    $  7,858,973
  Available-for-sale securities ................             --       1,749,335
  Accounts receivable, net of allowance
    of $1,196,998 and $750,000,
    respectively ...............................        788,550       1,612,818
  Notes receivable from officers and
     related parties, net of valuation
     allowance of $1,440,000 and
     $1,370,000, respectively ..................        330,955         661,378
  Other current assets .........................        416,120       1,362,285
                                                   ------------    ------------
     TOTAL CURRENT ASSETS ......................      2,173,551      13,244,789
                                                   ------------    ------------
PROPERTY & EQUIPMENT, net ......................      2,934,586      19,097,171
OTHER ASSETS
  Goodwill and other intangible
     assets, net ...............................      2,951,485      10,836,502
  Other assets .................................         61,821          56,822
                                                   ------------    ------------
     TOTAL OTHER ASSETS ........................      3,013,306      10,893,324
                                                   ------------    ------------
TOTAL ASSETS ...................................   $  8,121,443    $ 43,235,284
                                                   ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current portion of capital
     lease obligations .........................   $    393,235    $    757,512
  Accounts payable .............................      4,024,506       3,831,019
  Accrued expenses .............................      1,202,550       3,779,543
  Borrowings under line of credit ..............             --         875,000
  Advances under multiple term loan
     agreement .................................             --       4,868,247
  Deferred revenue .............................        437,966       1,133,298
                                                   ------------    ------------
  TOTAL CURRENT LIABILITIES ....................      6,058,257      15,244,619

  Capital lease obligations ....................        117,350         422,075

Redeemable convertible preferred stock,
  $.01 par value; authorized 15,000,000
  shares, Series A 7,500 and 15,000
  shares issued and outstanding at
  December 31, 2001 and 2000, respectively .....     10,582,775      11,572,055

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value; authorized
     50,000,000 shares, 9,932,308 and
     8,795,704 issued and outstanding
     at December 31, 2001 and 2000,
     respectively ..............................         99,323          87,957
  Preferred stock, Series B, $.01 par
     value; 7,500 shares issued and
     outstanding at December 31, 2001 ..........             75              --
  Additional paid-in capital ...................     45,200,619      39,305,041
  Accumulated other comprehensive income .......             --          14,217
  Accumulated deficit ..........................    (53,936,956)    (23,410,680)
                                                   ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .........     (8,636,939)     15,996,535
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) .............................   $  8,121,443    $ 43,235,284
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                             STATEMENT OF OPERATIONS

                                                     Years Ended December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
                                                                    As restated
                                                                    see Note 16

REVENUES .....................................    $ 11,020,145     $ 12,695,058

OPERATING EXPENSES
  Costs of revenue ...........................       7,655,220        9,025,281
  Selling, general and administrative ........      13,763,352       21,767,269
  Depreciation and amortization ..............       4,045,895        5,163,174
  Impairment of customer lists,
     equipment and related costs .............      18,172,471               --
                                                  ------------     ------------
     Total operating expenses ................      43,636,938       35,955,724
                                                  ------------     ------------
LOSS FROM OPERATIONS .........................     (32,616,793)     (23,260,666)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
  Interest expense ...........................        (128,458)        (609,794)
  Interest income ............................         205,706        1,127,043
  Other income (expense) .....................         103,286           46,572
                                                  ------------     ------------
  Other income, net ..........................         180,534          563,821
                                                  ------------     ------------
LOSS BEFORE EXTRAORDINARY ITEM ...............     (32,436,259)     (22,696,845)

EXTRAORDINARY ITEM:
  Gain on early extinguishment of debt .......       1,909,983        5,000,000
                                                  ------------     ------------
Net Loss before cumulative effect of
  change in accounting principle .............     (30,526,276)     (17,696,845)

  Cumulative effect of change in
     accounting principle-beneficial
     conversion feature accretion ............              --       (4,800,000)
  Preferred stock dividends ..................        (600,000)      (1,029,042)
  Preferred stock accretion ..................      (4,796,748)      (3,072,055)
                                                  ------------     ------------
Net loss applicable to common
  stockholders ...............................    $(35,923,024)    $(26,597,942)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES USED
  IN COMPUTING BASIC AND DILUTED LOSS
  PER SHARE ..................................       9,061,396        8,655,079
                                                  ============     ============

BASIC AND DILUTED INCOME (LOSS)
  ATTRIBUTABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE

  Loss before extraordinary item .............    $      (3.58)    $      (2.62)
  Extraordinary gain .........................            0.21             0.58
  Cumulative effect of change in
     accounting principle (see Note 16) ......              --            (0.55)
  Preferred Stock dividends and accretions ...           (0.60)           (0.48)
                                                  ------------     ------------
BASIC AND DILUTED LOSS ATTRIBUTABLE
  TO COMMON STOCKHOLDERS .....................    $      (3.97)    $      (3.07)
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (as restated see Note 16)

                                                                                          Accumulated
                                                           Preferred       Additional        Other                        Total
                                Common Stock Issued       Stock Issued      Paid-In       Accumulated   Comprehensive Stockholders'
                                Shares     Par Value   Shares  Par Value    Capital         Deficit     Income (Loss)    Equity
                               ---------   ---------   ------  ---------  -----------    ------------   ------------- ------------
BALANCE
  DECEMBER 31, 1999 .....      8,289,793    $82,898              $   --   $36,095,697    $ (5,713,835)    $(38,676)   $ 30,426,084
Net loss ................                                                                 (17,696,845)          --     (17,696,845)
Unrealized gain on
  available-for-sale
  securities ............                                                                                   52,893          52,893
                                                                                                                      ------------
Comprehensive loss ......                                                                                              (17,643,952)
                                                                                                                      ------------
Issuance of common
  stock .................        507,007      5,070                           850,430                           --         855,500
Shares retired ..........         (1,096)       (11)                               11                                           --
Value of beneficial
  conversion feature
  issued in connection
  with the redeemable
  convertible preferred
  stock .................                                                   6,500,000                                    6,500,000
Value of warrants issued
  in connection with the
  redeemable convertible
  preferred stock, net of
  issuing costs .........                                                   4,760,000                                    4,760,000
Preferred stock
  dividends .............                                                  (1,029,042)                                  (1,029,042)
Preferred stock
  beneficial conversion
  accretion .............                                                  (6,500,000)                                  (6,500,000)
Preferred stock
  accretion .............                                                  (1,372,055)                                  (1,372,055)
                               -------------------------------------------------------------------------- ----------- ------------
BALANCE
  DECEMBER 31, 2000 .....      8,795,704     87,957        --        --    39,305,041     (23,410,680)      14,217      15,996,535

Net loss ................                                                                 (30,526,276)          --     (30,526,276)
Unrealized gain (loss)
  on available-for-sale
  securities ............                                                                                  (14,217)        (14,217)
                                                                                                                      ------------
Comprehensive Loss ......                                                                                              (30,540,493)
                                                                                                                      ------------
Value of warrants issued
  in connection with
  services provided .....                                                      93,000                                       93,000
Issuance of common
  stock .................      1,136,604     11,366   534,332        --       545,698
Preferred stock
  dividends .............                                                    (600,000)                                    (600,000)
Preferred stock
  settlement with certain
  Series A stockholders .                               7,500        75    10,664,994                                   10,665,069
Preferred stock
  accretion .............                                                  (4,796,748)                                  (4,796,748)
                               -------------------------------------------------------------------------- ----------- ------------
BALANCE
  DECEMBER 31, 2001 .....      9,932,308    $99,323     7,500    $   75   $45,200,619    $(53,936,956)    $     --    $ (8,636,939)
                               ========================================================================== =========== ============

   The accompanying notes are an integral part of these financial statements.

                              LOG ON AMERICA, INC.
                             STATEMENT OF CASH FLOW

                                                    Years Ended December 31,
                                                -------------------------------
                                                    2001               2000
                                                ------------       ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Loss ...............................       (30,526,276)       (17,696,845)
  Adjustments to reconcile net
     loss to net cash used in
     operating activities:
  Impairment of customer lists,
     equipment and related
     costs ...............................        18,172,471                 --
  Extraordinary gain on early
     extinguishment of debt ..............        (1,909,983)        (5,000,000)
  Notes receivable officers
     forgiven ............................           360,128             31,378
  Stock Compensation .....................           226,000
  Loss on equipment returned .............            19,369
  Realized gain on available
     for sale securities .................           (14,217)                --
  Realized gain on sale of
     TSR customers .......................           (31,627)                --
  Depreciation and amortization ..........         4,045,895          5,163,174
  Accounts receivable direct
     write-offs ..........................            63,045                 --
  Bad debt provision .....................         1,485,863            683,552
  Bad debt provision - notes
     receivable from related
     parties .............................            70,000          1,370,000
  Changes in operating assets
     and liabilities, net of
     effects of acquisitions:
     Accounts receivable .................          (962,696)        (1,976,455)
     Other current assets ................           946,165           (758,666)
     Other assets ........................            (4,999)           (45,264)
     Accounts payable and
       accrued expenses ..................        (1,021,630)         2,794,437
     Deferred revenue ....................          (695,332)            (2,353)
                                                ------------       ------------
       Total adjustments .................        20,748,452          3,353,769
                                                ------------       ------------
NET CASH USED IN OPERATING
  ACTIVITIES .............................        (9,777,824)       (15,437,042)
                                                ------------       ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition of property and
     equipment ...........................           (32,245)        (5,925,175)
  Issuance of notes receivable
     to Director .........................           (99,705)          (500,000)
  Purchases of available-for-sale
     securities ..........................                --        (59,871,110)
  Proceeds from sales of
     available-for-sale
     securities ..........................         1,749,335         69,378,521
  Proceeds from sale of TSR
     Customers ...........................           348,000                 --
  Acquisitions, less cash
     acquired ............................                --         (1,636,501)
                                                ------------       ------------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES .............................         1,965,385          1,445,735
                                                ------------       ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Preferred stock settlement
     with certain Series A
     stockholders ........................         3,250,000                 --
  Proceeds from issuance of
     redeemable convertible
     preferred stock and stock
     warrants ............................                --         15,000,000
  Issuance costs on preferred
     stock ...............................                --            (40,000)
  Issuance costs on long term
     debt ................................                --           (580,025)
  Borrowings/(payments) under
     line of credit ......................          (875,000)           150,000
  Payments under multiple term
     loan agreement ......................        (1,200,000)                --
  Principal payments on capital
     lease obligations ...................          (583,608)          (524,555)
                                                ------------       ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES .............................           591,392         14,005,420
                                                ------------       ------------
NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS ...................        (7,221,047)            14,113
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR ......................         7,858,973          7,844,860
                                                ------------       ------------
CASH AND CASH EQUIVALENTS END
  OF YEAR ................................      $    637,926       $  7,858,973
                                                ============       ============

SUPPLEMENTAL SCHEDULES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest ...............................      $    132,782       $    564,645
                                                ============       ============
  Income taxes ...........................      $         --       $         --
                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF
  NONCASH  ACTIVITIES
  Equipment Acquisitions .................      $    268,484       $         --
  Issuance of Common Stock for
     services accrued ....................      $    412,698       $         --
                                                ============       ============
Details of acquisitions
  Fair value of assets acquired ..........      $         --       $    208,415
                                                ============       ============
  Intangibles established ................      $         --       $  2,283,586
                                                ============       ============
  Common stock issued ....................      $         --       $    855,500
                                                ============       ============

Details of  financing activities
  Equipment acquired (returned)
     under captial lease
     obligations .........................      $   (120,375)      $    609,009
                                                ============       ============
  Capital Equipment accrued ..............      $         --       $  1,280,120
                                                ============       ============
  Equipment acquired under
     Nortel financing agreement ..........      $         --       $  8,428,665
                                                ============       ============
  Extinguishment of multiple
     term loan agreement
     through return of equipment .........      $  3,668,247       $         --
                                                ============       ============
  Accretions and dividends on
     redeemable preferred stock ..........      $  5,396,748       $  8,901,097
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

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The following is a summary of available-for-sale securities:

                                December 31, 2000
                                               Gross       Gross
                                            Unrealized   Unrealized   Estimated
                                  Cost         Gains       Losses     Fair Value
                               ----------   ----------   ----------   ----------
Corporate debt securities      $  734,903   $   10,097   $       --   $  745,000
Governmental debt securities    1,000,215        4,120           --    1,004,335
                               ----------   ----------   ----------   ----------
                               $1,735,118   $   14,217   $       --   $1,749,335
                               ==========   ==========   ==========   ==========

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

As of December 31, 2001 we had approximately $5.9 million in long-lived assets allocated as follows:

      $2.9 million in property and equipment
      $3.0 million in customer list

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          December 31,
                                                      2001             2000
                                                  ------------     ------------
Computer, telecommunications, networking
   and office equipment                           $  5,476,685     $ 15,918,182
Leasehold improvements                                      --        1,260,365
Construction in progress                                52,109        4,661,545
                                                  ------------     ------------
                                                  $  5,528,794       21,840,092

Accumulated depreciation                            (2,594,208)      (2,742,921)
                                                  ------------     ------------
                                                  $  2,934,586     $ 19,097,171
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

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Intangible assets consist of the following:

                                                       December 31,
                                                  2001              2000
                                              ------------      ------------
Acquired customer base                        $  5,506,341      $  8,156,500
Covenants not to compete                                --           697,005
Goodwill                                                --         5,166,708
Finance costs                                           --           730,025
                                              ------------      ------------
                                                 5,506,341        14,750,238
Accumulated amortization                        (2,554,856)       (3,913,736)
                                              ------------      ------------
                                              $  2,951,485      $ 10,836,502
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

The following reconciles the federal statutory income tax rate to the effective income tax rate reflected in the statements of operations:

                                                            2001      2000
                                                           ------    ------
      Federal statutory income tax rate                     34.0%     34.0%
      (Increase) decrease in taxes resulting from:
        State income taxes, net                              5.0       5.3
        Goodwill                                            (2.4)     (1.2)
        Other intangibles                                   (3.2)     (2.6)
        Other-net                                           (0.1)     (0.2)
        Valuation allowance                                (33.3)    (35.3)
                                                           -----      -----
      Effective income tax rate                              0.0%      0.0%
                                                           =====      =====

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The components of net deferred taxes were as follows:

                                                 2001            2000
                                             ------------    ------------
      Deferred Tax Assets:
        Accounts and notes receivable        $  1,054,799    $    842,927
        Amortization                            1,282,232         296,049
        Fixed assets                            1,622,058               0
        Net operating loss                     14,873,458       7,549,626
        Other                                      32,780         226,487
                                             ------------    ------------
      Total deferred tax assets                18,865,327       8,915,089

      Deferred Tax Liabilities:
        Fixed assets                                    0        (260,018)

      Less: Valuation allowance               (18,865,327)     (8,655,071)
                                             ------------    ------------
      Net                                    $         --    $         --
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

It was subsequently discovered that the Preferred Shares contained a beneficial conversion feature ("BCF") of approximately $6.5 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27. As a result, the Company was required to restate the value of its Preferred Shares at December 31, 2000 and its accretion for the year then ended. See Note 16 for further details.

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

The following is a summary of activity under the Plan as of December 31, 2001 and 2000:

                                             2001                           2000
                                  ---------------------------     --------------------------
                                  Options    Weighted-Average     Options   Weighted-Average
                                   (000)      Exercise Price       (000)     Exercise Price
                                  -------    ----------------     -------   ----------------
Outstanding - beginning of year    1,477         $9.36             1,355        $13.48
Granted at market price            1,353           .76             1,074          7.95
Forfeited or cancelled              (943)         6.34              (952)        13.64
                                  ------         -----             -----        ------
Outstanding - end of year          1,887         $4.70             1,477        $ 9.36
                                  ======         =====             =====        ======

Weighted-average fair value of
Options granted during the year                  $ .55                          $ 5.86

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The following summarizes the outstanding and exercisable options under the Plan as of December 31, 2001 and 2000:

                                                      2001
-----------------------------------------------------------------------------------------------------------
                                                         Options Outstanding        Options Exercisable
                                                      -------------------------  --------------------------
                                                       Weighted-     Weighted-                    Weighted
                                         Number        Avg. Life      Average       Number        Average
                                      Outstanding      Remaining      Exercise    Exercisable     Exercise
      Exercise Price Range               (000)         (in years)      Price         (000)         Price
-----------------------------------  -------------    -----------   -----------  -------------   ----------
        $  0.25 - 10.00                 1,541            9.2          $  2.61         943         $  3.71
        $ 11.00 - 14.00                   241            8.9          $ 13.38         159         $ 13.32
        $ 15.00 - 21.25                   105            9.1          $ 15.47          85         $ 15.45

                                                      2000
-----------------------------------------------------------------------------------------------------------
                                                         Options Outstanding        Options Exercisable
                                                      -------------------------  --------------------------
                                                       Weighted-     Weighted-                    Weighted
                                         Number        Avg. Life      Average       Number        Average
                                      Outstanding      Remaining      Exercise    Exercisable     Exercise
      Exercise Price Range               (000)         (in years)      Price         (000)         Price
-----------------------------------  -------------    -----------   -----------  -------------   ----------
        $  2.00 - 10.00                   839            9.4          $  5.93         595         $  5.97
        $ 11.00 - 14.00                   463            8.8          $ 13.13         223         $ 13.30
        $ 15.00 - 21.25                   175            9.0          $ 15.79          29         $ 16.25

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    2001               2000
                                                -------------      -------------
Pro   forma   loss   applicable   to  common
  shareholders                                  ($38,218,135)      ($31,533,575)
Pro forma loss per common share,
  basic and diluted                               ($4.19)            ($3.64)

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

The following is a summary of our warrant activity for the years ended December 31, 2001 and 2000:

                                              2001                             2000
                                 ----------------------------    -----------------------------
                                 Warrants    Weighted-Average     Warrants    Weighted-Average
                                   (000)       Exercise Price      (000)      Exercise Price
                                 --------    ----------------     -------     ----------------
Outstanding - beginning of year    1,090         $ 13.28            996          $  5.26
Granted                              500             .46            594            17.23
Exercised                             --              --           (442)            1.00
Forfeited or cancelled              (297)        $ 17.23            (58)            1.00
                                  ------         -------          -----          -------
Outstanding - end of year          1,293         $  7.77          1,090          $ 13.28
                                  ------         -------          -----          -------

Exercisable at end of year         1,293         $  7.77          1,090          $ 13.28

13. COMMITMENTS

A. Leases

We lease our facilities and certain equipment under operating and capital leases. The leases expire at various dates through March 31, 2009 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs. Amortization of assets recorded under capital leases is included in depreciation expense.

The minimum aggregate future obligations under non-cancelable leases are as follows:

                                                     Operating         Capital
                                                       Leases          Leases
                                                     ----------      ----------

2002 .........................................          604,426        440,108
2003 .........................................          538,401        113,849
2004 .........................................          388,275         10,844
2005 .........................................          340,525             --
2006 .........................................          349,025             --
Thereafter ...................................        1,340,368             --

                                                     ----------       --------
Total minimum lease payments .................       $3,561,020        564,801
                                                     ==========       ========
Less amounts representing interest                                      54,216
                                                                      ========
Present value of future minimum lease payments                         510,585
Less current portion                                                   393,235
                                                                      --------
Present value of future minimum lease payments
  less current portion                                                $117,350
                                                                      ========

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

Payments of approximately $361,000 and $804,000 for the years ended December 31, 2001 and 2000, respectively ,related to rents and leasehold improvements were made to our landlord, Paolino Properties, which is owned by a Director of the Company.

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

We initially allocated $7.5 million to the warrants that were also issued in connection with the Series A Convertible Preferred Stock and did not consider this beneficial conversion feature. We believe we should have considered this beneficial conversion feature and, in particular, the consensus reached in Issue 1 of EITF 00-27. We have calculated the beneficial conversion feature to be approximately $6.5 million. As a result, we have restated the value of the redeemable convertible preferred shares at December 31, 2000 to recognize this beneficial conversion feature and the resulting accretion.

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

The comparison of the Company's financial position and net loss applicable to common stockholders prior to and following the restatement follows:

Balance Sheets ($ in thousands):
                                                 As of December 31, 2000
                                               As Restated      As Reported
                                              -------------    ------------
Redeemable Convertible Preferred Stock          $ 11,572         $  9,644
Additional paid-in capital                        39,305           41,233
Total Stockholders' Equity                        15,997           17,925

                              LOG ON AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Statement of Operations ($ in thousands except per share data):

                                                         For the year ended
                                                          December 31, 2000
                                                  As Restated        As Reported
                                                  -----------        -----------
Net loss applicable to common stockholders         $ (25,598)        $ (20,870)
Basic  and  Diluted  loss  applicable  to common       (3.07)            (2.41)
stockholders

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

In May 2002, we entered into a $1.0 million accounts receivable purchase agreement with Silicon Valley Bank. This agreement was acquired to provide funds to pay the settlement that was reached with the remaining Series A Holders, reduce outstanding debt and fund operations. Borrowings under the agreement can not exceed 80% of Borrowers qualified and eligible gross domestic accounts receivables. The term of the agreement is 12 months and bears a finance charge of Prime plus 2.5%. The agreement has no financial covenants. As collateral, the Company has granted Silicon Valley Bank a security interest in essentially all of the assets of the Company.